Form 10-Q
period 1995-03-31
BDM INTERNATIONAL INC /DE
filed 1995-05-15
CIK 870763

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549



                                FORM 10-Q

             QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                             THE SECURITIES
                          EXCHANGE ACT OF 1934


     For the quarter                         Commission File
     ended:  March 31, 1995                  Number:  000-23966


                    BDM INTERNATIONAL, INC.
     (Exact name of registrant as specified in its charter)


               Delaware                           54-1561881
     (State or other jurisdiction of              (I.R.S. Employer
     incorporation or organization)               Identification No.)

     1501 BDM Way, McLean, Virginia               22102-3204
     (Address of principal executive office)      (Zip Code)


                 Registrant's telephone number
               including area code:  703-848-5000

                         Not Applicable
    (Former name, former address, and former fiscal year, if
                   changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of the close of business on April 30, 1995, the registrant had outstanding 9,582,940 shares of Common Stock, par value $.01 per share, and 400,000 shares of Class B Common Stock, par value $.01 per share.

                             PART I



Item 1.   Financial Statements.
- -------   ---------------------



           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



BDM International, Inc.:

     Consolidated Balance Sheets as of
          March 31, 1995 (Unaudited) and December 31, 1994..............2

     Consolidated Statements of Operations for the
          Three Months Ended March 31, 1995 and 1994 (Unaudited)........3

     Condensed Consolidated Statements of Cash Flows for the
            Three Months Ended March 31, 1995 and 1994 (Unaudited)......4

     Notes to Consolidated Financial Statements.........................5

                          BDM INTERNATIONAL, INC.
                        CONSOLIDATED BALANCE SHEETS
                     (in thousands, except share data)


                                           March 31,         December 31,
                                             1995                 1994
                                         -------------      -------------
                                          (Unaudited)
ASSETS

Current assets:
Cash and cash equivalents              $        42,885        $   45,314
Accounts receivable, net                       188,791           215,923
Prepaid expenses and other                       7,257             8,842
                                       ---------------      ------------
Total current assets                           238,933           270,079

Property and equipment, net                     41,539            40,569
Intangible assets, net                          12,648            13,814
Deposits and other                               6,629             5,896
Equity in and advances to affiliates             5,029             5,193
                                       ---------------      ------------
Total assets                           $       304,778        $  335,551
                                       ===============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses  $       149,502        $  166,298
Debt currently payable                           4,183               426
Income taxes payable                               798             3,000
Deferred tax liability                           4,277             5,441
                                       ---------------       -----------
Total current liabilities                      158,760           175,165

Deferred tax liability                           5,242             5,243
Long term debt                                  60,130            82,750
Severance and other                             17,482            17,248
Minority interest                               18,735            14,040
                                       ---------------       -----------
Total liabilities                              260,349           294,446
                                       ---------------       -----------

Commitments and contingencies

Stockholders' Equity:
Preferred stock, $.01 par value;
 500,000 shares authorized, none issued
Common stock,  $.01 par value;                      95              95
  9,475,656 and 9,473,275 shares issued
  and outstanding at March 31,1995
  and December 31, 1994; 12,049,905
  shares and 11,949,905 shares issued
  and outstanding, respectively
  at December 31, 1993
Additional paid in capital                      11,968           12,336
Retained earnings                               31,732           28,398
Deferred compensation                             (183)            (279)
Cumulative translation adjustment                  817              555
                                         --------------      ------------
Total stockholders' equity                      44,429           41,105
                                         --------------      ------------
Total                                  $       304,778       $  335,551
                                         ==============      ============


The accompanying notes are an integral part of these financial statements.

                          BDM INTERNATIONAL, INC.
                   CONSOLIDATED STATEMENTS OF OPERATIONS
               (in thousands, except earnings per share data)
                                (unaudited)



                                                 Three months ended
                                                  1995        1994
                                               ---------------------
      Revenue                                  $191,901     $165,163


      Cost of sales                             156,989      135,334
      Selling, general and administrative        19,385       19,373
      Depreciation, amortization and other        5,622        4,899
                                               ----------------------
            Operating profit                      9,905        5,557


      Interest expense, net                       1,121          248
      Equity in earnings of affiliates             (332)        (386)
      Minority interest                           2,227          582
                                                ---------------------
             Income before income taxes           6,889        5,113

      Provision for income taxes                  3,555        2,205
                                                ---------------------

               Net income                        $3,334       $2,908
                                                =====================
       Earnings Per Share:
        Net income per share                      $0.33        $0.24
                                                =====================

        Weighted average shares outstanding       9,979       12,289
                                                =====================

The accompanying notes are an integral part of these financial statements.

                          BDM INTERNATIONAL, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            For the three months ended March 31, 1995 and 1994
                         (unaudited, in thousands)


                                                        1995          1994
                                                  ------------    -----------
Cash flows from operating activities:
  Net cash provided by (used in) operating           $ 10,683       $(10,240)
   activities

Cash flows from investing activities:
  Additions to property and equipment                  (1,832)        (2,611)
  Purchase of businesses                                   --         (4,450)
  Reimbursement of acquisition costs                    1,143            --
  Contributions from minority owners                    1,862            --
  Distributions from unconsolidated affiliates            500            200
  Investment in unconsolidated affiliates                (100)          (500)
                                                  ------------    -----------
  Net cash provided by (used in) investing              1,573         (7,361)
   activities

Cash flows from financing activities:
  Net  (repayments of) proceeds from  revolving
   borrowings                                         (19,000)         5,264
  Proceeds from issuance of common stock                  588            307
  Acquisition of common stock                          (1,026)        (1,200)
                                                  -------------   -----------
  Net cash (used in) provided by financing            (19,438)         4,371
   activities

Effect of exchange rate changes on cash                 4,753            (45)
                                                  -------------   -----------
Net decrease in cash                                   (2,429)       (13,275)

Cash, beginning of period                              45,314         48,875
                                                  -------------   -----------
Cash, end of period                                $   42,885     $   35,600
                                                  =============   ===========





The accompanying notes are in integral part of these financial statements.

                         BDM INTERNATIONAL, INC .
         NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             (UNAUDITED)


(1)  GENERAL
     -------

      The accompanying financial statements of BDM International, Inc. and subsidiaries (BDM International, Inc.) as of March 31, 1995 and for interim periods ended March 31, 1995 and 1994, are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed balance sheet data as of December 31, 1994 was derived from the Company's audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain other information and disclosures included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the above referenced rules and regulations. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest annual report to the Securities and Exchange Commission on Form 10-K.

      The accompanying financial statements reflect all adjustments and reclassifications that, in the opinion of management, are necessary for a fair presentation. All such adjustments and reclassifications have been deemed to be of recurring nature.


(2)  INCOME TAXES
     ------------

      The Company uses the estimated annual effective rate method for interim income tax purposes. The Company also recognizes an expense for U.S. income taxes on undistributed earnings of its foreign subsidiaries as though the earnings had been distributed.

     The difference between the combined statutory federal and state income tax rate of 41% and the Company's actual effective income tax rate of 52% for the three months ended March 31, 1995 is primarily attributable to a charge of $1.6 million recognized in the first quarter of 1995 to reflect management's estimate of the recoverability of unamortized goodwill generated in an earlier business acquisition. This charge as well as the majority of the Company's other goodwill amortization is not deductible for federal income tax purposes, thus resulting in the higher effective tax rate.


(3)  EARNINGS PER SHARE
     ------------------

      Net income per common share is net income divided by the weighted average number of common shares and common share equivalents outstanding during the period. The Company's common share equivalents consist entirely of stock options.

                         BDM INTERNATIONAL, INC.
         NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             (UNAUDITED)


(4)  INDUSTRIEANLAGEN-BETRIEBSGESELLSCHAFT MBH (IABG)
     ------------------------------------------------

     At the time of BDM's acquisition of 45% of IABG,through its subsidiary BDM Europe in November 1993, 15% of IABG was retained by its former owner, IVG, and the remaining 40% was retained in a trust for ultimate sale to employees and other investors. In October 1994, Buck Werke GmbH & Co. KG
(Buck), a German company, acquired 12% of IABG and IVG acquired an additional 5%. The remaining 23% continued to be retained in trust for sale to employees and other investors.

     In the first quarter of 1995, the current shareholders entered into a Trust Agreement with a bank to administer the remaining sale of shares to employees and others. Prior to such sale and on behalf of the future owners, the bank advanced to IABG $1.9 million for 23% of a required capital infusion due IABG from its shareholders in November 1994, as well as $1.1 million to BDM for the reimbursement of 23% of the transaction costs incurred by the Company in acquiring IABG. The trustee bank will recover the advances from the ultimate purchasers of the 23% IABG ownership portion. Pursuant to the Trust Agreement, the current shareholders, BDM, IVG and Buck, agree to repurchase, in the proportion of the total shares they owned at the date of the Trust Agreement, any trust shares not sold to employees and others as of December 31, 2000.



(5)  DEBT
     ----

      In April 1995, the Company exercised its second and last option to extend the term of its working capital facility for an additional one year term through July 1998.



(6)  CAPITAL STOCK TRANSACTIONS
     --------------------------

      On May 12, 1995 the Company filed a Form S-1 with the Securities and Exchange Commission to register approximately 2,500,000 shares of common stock for sale to the public.

                        BDM INTERNATIONAL, INC.

Item 2.   Managements' Discussion and Analysis
- -------   -------------------------------------

Results of Operations
- ---------------------

REVENUE

     Revenue increased $26.7 million, or 16%, during the three months ended March 31, 1995 over the same period in 1994. All subsidiaries contributed to this growth. The following table depicts the quarterly revenue generated by subsidiary (in millions):


                                         Three months ended
                                               March 31,
                                          1995          1994
                                      ------------   -----------
BDM Federal (1)                        $97.5   51%   $87.2   53%
BDM Technologies                        12.2    6      5.5    3
BDM Europe (2)                          48.8   26     40.7   25
Vinnell                                 33.4   17     31.8   19
                                      ------  ----   -----  ----

Total                                 $191.9  100%  $165.2  100%
                                      ======  ====  ======  ====
__________
(1) BDM Federal revenue in 1994 includes revenue from GCL from its date of acquisition.
(2)   BDM  Europe  revenue includes revenue from IABG  and  FACE.



      Revenue includes sales of professional services as well as of materials requested by clients, consisting primarily of computer hardware and software. The increase in BDM Federal revenue reflected a 7% increase in professional services and a 17% increase in sales of material. BDM Technologies added significant revenue from the performance of two state government systems integration contracts awarded subsequent to the first quarter of 1994. BDM Europe's increase in revenue was due to exchange rate fluctuations between the German mark and the U.S. dollar.

COST OF SALES

      Cost of sales, which includes salaries, benefits, subcontractor expenses, materials and overhead costs, consistently totalled 81.8% of total revenue for the three months ended March 31, 1995 when compared to the 81.9% such costs comprised of total revenue during the same period in 1994.

SELLING, GENERAL AND ADMINISTRATIVE

      Selling, general, and administrative expense, which includes the Company's research and development (R&D) costs, decreased to 10.1% as a percentage of total revenue during the three months ended March 31, 1995 from 11.7% in the same period in 1994. The decrease was due to the discontinuance of a certain R&D activity which approximated $2 million during the three months ended March 31, 1994.

                            BDM INTERNATIONAL, INC.

- -------   ---------------------------------------------


Results of Operations
- ---------------------


DEPRECIATION, AMORTIZATION AND OTHER

      For the three months ended March 31, 1995, depreciation, amortization and other expenses increased to $5.6 million from $4.9 million for the three months ended March 31, 1994. Included in the 1995 amount is a write-off of $1.6 million for the unamortized value of goodwill related to the FACE acquisition in 1993, reflecting management's estimate of the non-recoverability of this asset.

INTEREST EXPENSE

      Interest expense increased due to a weighted average debt balance of $80.7 million during the three months ended March 31, 1995 versus $58.9 million during the same period in 1994. The increase in debt in 1995 was the result of the Company's repurchase of 2.6 million outstanding shares of common stock from institutional investors in May 1994. In addition, the weighted average interest rate incurred during the quarters ended March 31, 1995 and 1994 was 8.5% and 5.5%, respectively.

MINORITY INTEREST

      Minority interest increased by $1.6 million to $2.2 million in the first quarter of 1995 compared to the same period in 1994. The increase was partially due to revenue activity of Vinnell which performing on a large contract as a 60% joint venture partner with a Saudi Arabian company Minority interest recognized on this contract during the first quarter of 1995 was $0.9 million. Of this amount, $0.4 million represented the one-time recognition in March 1995 of profit negotiations applicable to services provided since the inception of the contract in 1994.

      Vinnell currently has a contract to provide training services to the Saudi Arabian National Guard which represented 55% of its total revenue in 1994. The contract was recompeted by the client in 1994 and in the spring of 1995, through a joint venture in which it is a 51% partner, was awarded the three year follow-on contract for $163 million beginning in July 1995. The contract's future results of operations will be consolidated, and the other partner's minority ownership interest of 49% will be reflected as a minority interest. Due to the new ownership arrangement, the Company expects a reduction in profit from this new contract when compared to the previous contract.

PROVISION FOR INCOME TAXES

      The provision for income tax expense increased as a percentage of income before taxes during the quarter ended March 31, 1995 to 52% compared to 43% for the comparable period in 1994 as a result of a charge of $1.6 million recognized in the first quarter of 1995 to reflect management's estimate of the non-recoverability of unamortized goodwill generated in an earlier business acquisition.

                       BDM INTERNATIONAL, INC.

Item 2.   Managements' Discussion and Analysis (cont'd.)
          ----------------------------------------------


Liquidity and Financial Condition
- ---------------------------------

      At March 31, 1995, the Company had working capital of $89.1 million compared to $100.2 million at December 31, 1994. In April 1995, the Company exercised its second option to extend the term of this facility for an additional one year through July 1998. As of March 31, 1995, the Company was eligible to borrow an additional $58.6 million (net of outstanding letters of credit) in accordance with the terms of its credit facility and was in compliance with all restrictive covenants contained therein.

      Supplementing the cash flow from operations has been IABG's historic arrangements whereby it has secured significant amounts of advance payments from customers. As part of customary arrangements, IABG continues to receive such advance payments from a large percentage of its client base. Pursuant to the privatization plan for IABG, the German Government has also indicated that it will continue the practice of advance payments.

      Cash flow provided by investing activities is primarily related to amounts received in accordance with the IABG acquisition agreement. At the time of BDM's acquisition of 45% of IABG in November 1993, 15% of IABG was retained by its former owner, IVG, and the remaining 40% was retained in a trust for ultimate sale to employees and other investors. In October 1994, Buck Werke GmbH & Co. KG (Buck), a German company, acquired 12% of IABG and IVG acquired an additional 5%. The remaining 23% continued to be retained in trust for sale to employees and other investors.

     In March 1995, the current shareholders entered into a Trust Agreement with a bank to administer the remaining sale of shares to employees and others. Prior to such sale and on behalf of the future owners, the bank advanced to IABG 23% of a required capital infusion of $1.9 million due in 1994, as well as $1.1 million to BDM for the reimbursement of 23% of the transaction costs incurred by the Company in acquiring IABG. Pursuant to the Trust Agreement, the current shareholders agreed to repurchase, in the proportion of the total shares they owned at such date, any trust shares not sold to employees and others as of December 31, 2000.

      The terms of the original acquisition also required the new owners to provide IABG with guaranteed equity infusions. The unpaid equity guarantee remaining as of March 31, 1995, is due in a final installment of approximately $8.7 million on November 16, 1995. BDM's share of this equity guarantee is 45%. The equity infusion due from the 23% trust will then also be advanced by the bank trustee to the extent any portion of the trust remains unsold to employees or other investors.

      Other investing cash flow activities include fluctuations in the timing of working capital infusions to and earnings distributions from Vinnell's unconsolidated joint ventures as well as planned capital expenditures.

      Financing activities, facilitated by the net proceeds from the above cash flow activities, were comprised primarily of the reduction of the
Company's working capital facility by $19.0 million. In addition, the Company continued the employee benefit of enabling employees to purchase shares of common stock at current value, and has continued to repurchase certain outstanding shares in order to minimize dilution in the Company's ownership resulting from the employee purchases.

      During the three months ended March 31, 1995, the fluctuation in the value of the German mark to the U.S. dollar resulted in a $4.8 million increase in cash as reported in U.S. dollars in the accompanying financial statements due to the signfiicant balance of cash maintained by IABG.

Item 2.   Management's' Discussion and Analysis (cont'd.)
          -----------------------------------------------


Liquidity and Financial Condition, cont.
- ----------------------------------------

GENERAL

      Management believes the Company has sufficient liquidity and working capital resources necessary to conduct planned business operations, debt service requirements, planned investments, capital expenditures, and to ensure compliance with restrictive bank covenants for the foreseeable future.

                            PART II


Item 6.    Exhibits and Reports on Form 8-K.
- -------    ---------------------------------

     (a)   Exhibits:

     11.   Statement of Computation of Earnings Per Share


     (b)   Reports on Form 8-K:

               None

                          BDM INTERNATIONAL, INC.




                                SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


May 15, 1995                     BDM INTERNATIONAL, INC.



                                       C. Thomas Faulders, III
                                       -------------------------
                                       C. Thomas Faulders, III
                                       Executive Vice President, Treasurer and
                                       Chief Financial Officer

                          BDM INTERNATIONAL, INC.



                             INDEX TO EXHIBITS


Exhibit No.
- -----------


11.  Statement of Computation of Earnings Per Share