Form 10-Q
period 1995-06-30
BDM INTERNATIONAL INC /DE
filed 1995-08-10
CIK 870763

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549



                           Form 10-Q

         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                         THE SECURITIES
                      EXCHANGE ACT OF 1934


     For the quarter                         Commission File
     ended:  June 30, 1995                   Number:  000-23966


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of the close of business on July 31, 1995, the registrant had outstanding 12,900,953 shares of Common Stock, par value $.01 per share, and 400,000 shares of Class B Common Stock, par value $.01 per share.

                             PART I



Item 1.   Financial Statements.
-------   --------------------




           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



BDM International, Inc.:

     Consolidated Balance Sheets as of
          June 30, 1995 (Unaudited) and December 31, 1994...... 2

     Consolidated Statements of Operations for the
           Three   and  Six Months Ended June 30, 1995  and  1994
           (Unaudited) ........................................ 3

     Condensed Consolidated Statements of Cash Flows for the
          Six Months Ended June 30, 1995 and 1994 (Unaudited).. 4

     Notes to Consolidated Financial Statements (Unaudited).... 5

                     BDM INTERNATIONAL, INC.
                   CONSOLIDATED BALANCE SHEETS
                (in thousands, except share data)

                                        June 30,     December 31,
                                         1995           1994
                                        ---------     -----------
                                        (Unaudited)

ASSETS

Current assets:
Cash and cash equivalents                  $ 33,160   $ 45,314
Accounts receivable, net                    198,771    215,923
Prepaid expenses and other                    9,053      8,842
                                            -------    --------
Total current assets                        240,984    270,079


Property and equipment, net                  41,948     40,569
Intangible assets, net                       11,412     13,814
Deposits and other                            6,463      5,896
Equity in and advances to affiliates          5,678      5,193
                                            -------    -------
Total assets                               $306,485   $335,551
                                            =======    =======
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses      $146,170    $166,298
Debt currently payable                        4,152         426
Income taxes payable                          1,600       3,000
Deferred tax liability                        5,919       5,441
                                            -------     -------
Total current liabilities                   157,841     175,165


Deferred tax liability                        5,243       5,243
Long term debt                               57,538      82,750
Severance and other                          17,483      17,248
Minority interest                            20,305      14,040
                                            --------    -------
Total liabilities                           258,410     294,446
                                            -------     -------
Commitments and contingencies

Stockholders' Equity:
Preferred stock, $.01 par value;
 500,000 shares authorized, none issued
Common stock,  $.01 par value;                  125          95
12,483,276 and 9,473,275 shares
  issued and outstanding at June 30,
1995 and December 31, 1994;
Additional paid in capital                   61,458      12,336
Receivable for stock offering proceeds      (49,465)       --
Retained earnings                            35,602      28,398
Deferred compensation                          (614)       (279)
Cumulative translation adjustment               969         555
                                             ------     -------
Total stockholders' equity                   48,075      41,105
                                            -------     -------
Total                                    $  306,485   $ 335,551
                                            =======     =======





 The accompanying notes are an integral part of these financial statements.

                     BDM INTERNATIONAL, INC.
              CONSOLIDATED STATEMENTS OF OPERATIONS
          (in thousands, except earnings per share data)
                           (unaudited)





                             For the three          For the six
                             months ended           months ended
                                June 30,             June 30,
                             1995      1994        1995     1994
                             ----      ----        ----      ----
  Revenue                  $ 213,064  $174,421   $404,965  $339,584
                             -------   -------    -------   -------
  Cost of sales              178,744   141,658    335,734   276,427
  Selling, general and        20,854    22,179     40,239    41,968
    administrative
  Depreciation,
   amortization and other      4,676     4,823     10,298     9,871
                               -----     -----     ------     -----
        Operating profit       8,790     5,761     18,694    11,318


  Interest expense, net        1,364       668      2,485       916
  Equity in earnings of         (503)     (513)      (835)     (899)
   affiliates
  Minority interest              786       397      3,012       979
                               -----     -----     ------    ------
  Income before income taxes   7,143     5,209     14,032    10,322

  Provision for income taxes   3,273     2,204      6,828     4,409
                               -----    ------      -----     -----

      Net Income             $ 3,870   $ 3,005    $ 7,204   $ 5,913
                               =====     =====      =====     =====
  Earnings Per Share:

    Net income per share     $  0.38   $  0.26    $  0.71   $  0.50
                                ====     =====       ====      ====

    Weighted average
     shares outstanding       10,237    11,412     10,113    11,840
                              ======    ======     ======    ======




 The accompanying notes are an integral part of these financial statements.


                     BDM INTERNATIONAL, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
         For the six months ended June 30, 1995 and 1994
                    (unaudited, in thousands)



                                               1995       1994
                                               ----       ----
  Cash flows from operating activities:
    Net cash provided by (used in) operating
      activities                              $ 7,220   $ (6,580)
                                                -----      -----
  Cash flows from investing activities:
    Additions to property and equipment        (5,235)    (5,166)
    Purchase of businesses                         --     (4,529)
    Reimbursement of acquisition costs          1,143         --
    Contributions from minority owners          1,862         --
    Distributions from unconsolidated             800      1,175
       affiliates
    Investment in unconsolidated affiliates      (799)      (750)
                                               ------      ------
    Net cash used in investing activities      (2,229)    (9,270)
                                               ------      ------


  Cash flows from financing activities:
    Net (repayments of) proceeds from         (21,573)     24,796
       revolving borrowings
    Payment of debt issuance costs               --          (219)
    Proceeds from assets held for resale         --           666
    Proceeds from issuance of common stock      1,274         913
    Acquisition of common stock                (1,088)    (37,793)
                                               ------      -------
    Net cash used in financing activities     (21,387)    (11,637)
                                               -------    --------
  Effect of exchange rate changes on cash       4,242       1,296
                                               ------       ------
  Net decrease in cash                        (12,154)    (26,191)


  Cash, beginning of period                    45,314      48,875
                                               ------      ------

  Cash, end of period                         $33,160    $ 22,684
                                               ======      ======




 The accompanying notes are in integral part of these financial statements.

                          BDM INTERNATIONAL, INC.
           NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)
(1)  GENERAL
     -------
      The accompanying financial statements of BDM International, Inc. and subsidiaries (BDM or the Company) as of June 30, 1995 and for interim periods ended June 30, 1995 and 1994, are unaudited  and  have  been prepared pursuant  to  the  rules  and
regulations  of  the  Securities and  Exchange  Commission.   The
condensed balance sheet data as of December 31, 1994 was derived from the Company's audited financial statements, but does not include all disclosures required by generally accepted accounting
principles.   Certain other information and disclosures  included
in   the  Company's  annual  financial  statements  prepared   in
accordance with generally accepted accounting principles have been condensed or omitted pursuant to the above referenced rules
and   regulations.    It  is  suggested  that   these   financial
statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest annual report to the Securities and Exchange Commission on Form 10-K.

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

      The difference between the combined statutory federal and state income tax rate of 41% and the Company's actual effective income tax rate of 49% for the six months ended June 30, 1995 is primarily attributable to a charge of $1.6 million recognized in the first quarter of 1995 to reflect management's estimate of the recoverability of unamortized goodwill generated in an earlier business acquisition. This charge as well as the majority of the Company's other goodwill amortization is not deductible for federal income tax purposes, thus resulting in the higher effective tax rate. In addition, in the second quarter a charge of $388,000 was recognized reflecting the write-off of a deferred tax benefit relating to net operating loss carryforwards which are no longer expected to provide a future tax benefit.


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

                          BDM INTERNATIONAL, INC.
           NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)



(4)  Industrieanlagen-Betriebsgesellschaft mbH (IABG)

     At the time of BDM's acquisition of 45% of IABG, through its subsidiary BDM Europe in November 1993, 15% of IABG was retained by its former owner, IVG, and the remaining 40% was retained in a trust for ultimate sale to employees and other investors. In October 1994, Buck Werke GmbH & Co. KG (Buck), a German company, acquired 12% of IABG and IVG acquired an additional 5%. The remaining 23% continued to be retained in trust for sale to employees and other investors.

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


(5)  DEBT
     ----

      In April 1995, the Company exercised its second and last option to extend the term of its working capital facility for an additional one year term through July 1998. Subsequent to the stock offering described below, the Company decided to replace this credit facility with a new, unsecured facility. Accordingly, a charge of $0.5 million for deferred financing costs relating to the existing credit facility was recognized during the second quarter. The new agreement provides a working capital facility of $150 million for a term of 5 years. The agreement includes covenants which limit the amount of the Company's debt compared to total capitalization and compared to earnings before interest, taxes, depreciation, and amortization.


(6)  CAPITAL STOCK TRANSACTIONS
     --------------------------

      On June 28, 1995 the sale of 2,875,000 shares of common stock to the public was finalized for $53.2 million. The net proceeds of $49.4 million were received subsequent to June 30, and have been applied against outstanding borrowings under the working capital facility and the extinguishment of $3.7 million in subordinated debt.

      On June 28, 1995 the Company established the 1995 Employee Stock Purchase Plan (the Plan) which has reserved 750,000 shares of common stock for issuance under the Plan. The Plan allows all employees of the Company's domestic subsidiaries to purchase a limited amount of common stock at a discount during the offering period of July 1, 1995 to June 30, 1996. The purchase price of the Company's common stock is the lesser of $15.725, which is 85% of the initial offer price of $18.50 per share in the public offering on June 28, 1995, or 85% of the market value at the end of each month.

                          BDM INTERNATIONAL, INC.

Item 2.   Managements' Discussion and Analysis
------    ------------------------------------
Results of Operations
---------------------

REVENUE

      Revenue for the three and six months ended June 30, 1995, increased $38.6 million and $65.4 million, respectively, over comparable periods in 1994, representing a 22.2% increase for the three month comparison and a 19.3% increase for the six month comparison. This revenue increase was all internal growth; no acquisitions have been done in 1995. For both the three and six month periods, at least 75% of the growth was attributable to the historic business base, primarily in the area of systems and software integration, contributed by both BDM Federal and BDM Technologies. Increased revenues for BDM Europe was driven primarily by exchange rate fluctuations between the German mark and the U.S. dollar.


COST OF SALES

       Cost   of   sales,  which  includes  salaries,   benefits,
subcontractor expenses, material and overhead costs, increased as a percentage of revenue for the three and six months ended June 30, 1995, compared to the same periods in 1994. The increase was due to two factors: in the second quarter of 1994, several fixed-price contracts came to an end and resulted in settlement revenues that had no associated costs; and the second quarter 1995 results contained a higher level of computer hardware sales at lower margins when compared to the same period in 1994.


SELLING, GENERAL AND ADMINISTRATIVE

       Selling, general and administrative (SG&A) expense, including the Company's research and development (R&D) costs, decreased as a percentage of revenue for the three and six months ended June 30, 1995 compared to the same periods in 1994. This decrease was attributable to discontinued R&D activities incurred during 1994 of $1.9 million for the second quarter and $3.9 million for the six months. Excluding these discontinued activities, SG&A as a percentage of revenue for the three and six months ended June 30, 1994, were 11.6% and 11.2%, respectively. Further decrease was caused by the continuation of cost controls at the German subsidiary and the maturation of the commercial subsidiary formed in 1993.


DEPRECIATION, AMORTIZATION AND OTHER

      Depreciation, amortization and other costs as a percentage of revenue decreased for the three and six months ended June 30, 1995, compared to the same periods in 1994 due to a $1.6 million write-off of remaining goodwill from the FACE acquisition, reflecting management's estimate of the non-recoverability of this asset. Excluding this write-off, the costs remained relatively constant while revenue increased. The last acquisition was in early 1994 and no significant increases were experienced in capital expenditure spending.

                          BDM INTERNATIONAL, INC.

------    --------------------------------------------

Results of Operations
---------------------

INTEREST EXPENSE

      Net interest expense increased as a percentage of revenue for the three and six months ended June 30, 1995 compared to the same periods in 1994 due to a higher weighted average debt balance during 1995 compared to 1994. The increase in debt was the result of the Company's repurchase of 2.6 million outstanding shares of common stock from institutional investors in May 1994. The weighted average interest rates incurred during the six months ended June 30, 1995 and 1994 were 8.65% and 6.03%, respectively, also contributing to the higher interest expense. In addition, a one-time charge of $0.5 million related to the write-off of capitalized financing costs on the existing credit facility was recognized in the second quarter of 1995.


MINORITY INTEREST

      Minority interest increased as a percentage of revenue for the first three months of 1995 compared to the same period in 1994. The increase was due to increased earnings in the German subsidiary as well as a full quarter impact of a 60% owned joint venture operating in Saudi Arabia which began in May 1994. The six-month results ended June 30, 1995 reflect a greater increase compared to the six months ended June 30, 1994 due to the operation of the 60% owned joint venture for all six months in 1995. Minority interest recognized on this contract during the six months ended June 30, 1995 was $1.2 million. Of this amount, $0.4 million represented the one-time recognition in March 1995 of profit negotiations applicable to services provided since the inception of the contract in 1994.

      Vinnell currently has a contract to provide training services to the Saudi Arabian National Guard which represented 55% of its total revenue in 1994. The contract was competed by the client and Vinnell was awarded, through a joint venture in which it is a 51% partner, a three year follow-on contract for $163 million which began in July 1995. The contract's results of operations will be consolidated, and the other partner's minority ownership interest of 49% will be reflected as a minority interest. Due to the new ownership arrangement, the Company expects an increase in minority interest from this new contract when compared to the previous contract.


PROVISION FOR INCOME TAXES

      The provision for income tax expense increased as a percentage of income before taxes during the six months ended June 30, 1995 compared to the same period in 1994 as a result of a charge of $1.6 million recognized in the first quarter of 1995 to reflect management's estimate of the non-recoverability of unamortized goodwill generated in an earlier business acquisition. In addition, an increase in the provision was recognized during the second quarter of 1995 reflecting the write-off of a deferred tax benefit relating to net operating loss carryforwards at FACE which are no longer expected to provide a future tax benefit.

                          BDM INTERNATIONAL, INC.


Item 2.   Managements' Discussion and Analysis (cont'd.)
------    ----------------------------------------------


Liquidity and Financial Condition
---------------------------------

      At June 30, 1995, the Company had working capital of $83.1 million compared to $100.2 million at December 31, 1994. The Company's principal sources of liquidity continue to be cash flow from operations and borrowings under the Company's credit facility. In April 1995, the Company exercised its second option to extend the term of this facility for an additional one year through July 1998. As of June 30, 1995, the Company was eligible to borrow an additional $65.0 million (net of outstanding letters of credit) in accordance with the terms of its credit facility and was in compliance with all restrictive covenants contained therein.

      Subsequent  to  the  stock offering  described  below,  the
Company  decided  to  replace this credit facility  with  a  new, unsecured facility. Accordingly, a charge of $0.5 million relating to deferred financing costs was recognized during the second quarter. The new agreement provides a working capital facility of $150 million for a term of 5 years. The agreement includes covenants which limit the amount of the Company's debt compared to total capitalization and compared to earnings before interest, taxes, depreciation, and amortization.

      Gross proceeds of $53.2 million from the public stock offering were received subsequent to June 30, 1995, and $49.4 million has been applied against outstanding borrowings under the Credit Facility and the extinguishment of $3.7 million in subordinated debt. On a pro forma basis, outstanding debt as of June 30, 1995, was approximately $11.7 million.

      Cash flow provided by investing activities is primarily related to amounts received in accordance with the IABG acquisition agreement. In March 1995, the current shareholders entered into a Trust Agreement with a bank to administer the remaining 23% sale of shares to employees and others. Prior to such sale and on behalf of the future owners, the bank advanced to IABG 23% of a required capital infusion of $1.9 million due in 1994, as well as $1.1 million to BDM for the reimbursement of 23% of the transaction costs incurred by the Company in acquiring IABG. Pursuant to the Trust Agreement, the current shareholders agreed to repurchase, in the proportion of the total shares they owned at such date, any trust shares not sold to employees and others as of December 31, 2000.

      The terms of the original acquisition also required the new owners to provide IABG with three guaranteed equity infusions. The equity guarantee remaining as of June 30, 1995, is due in a final installment of approximately $8.7 million on November 16, 1995. BDM's share of this equity guarantee is 45%. The equity infusion due from the 23% trust will then also be advanced by the bank trustee to the extent any portion of the trust remains unsold to employees or other investors.

     Other investing cash flow activities include fluctuations in
the   timing  of  working  capital  infusions  to  and   earnings
distributions from Vinnell's unconsolidated joint ventures as well as planned capital expenditures.

                          BDM INTERNATIONAL, INC.


Item 2.   Management's' Discussion and Analysis (cont'd.)
------    ------------------------------------------------

Liquidity and Financial Condition, cont.
---------------------------------------


      Financing activities, facilitated by the net proceeds from the above cash flow activities, were comprised primarily of the reduction of the Company's working capital facility by $21.6 million. In addition, the Company continued the employee benefit of enabling employees to purchase shares of common stock at current value, and has continued to repurchase certain outstanding shares in order to minimize dilution in the Company's ownership resulting from the employee purchases. The Company implemented a new employee stock purchase plan which allows employees, beginning in July 1995, to purchase shares of common stock at a discount. This new plan is expected to increase the cash flow from financing activities beginning in the third quarter of 1995.

      During the six months ended June 30, 1995, the fluctuation in the value of the German mark to the U.S. dollar resulted in a $4.2 million increase in cash as reported in U.S. dollars in the accompanying financial statements due to the significant balance of cash maintained by IABG.


GENERAL

     Management believes the Company has sufficient liquidity and working capital resources necessary to conduct planned business operations, debt service requirements, planned investments, capital expenditures, and to ensure compliance with restrictive bank covenants for the foreseeable future.

                          BDM INTERNATIONAL, INC.



                            PART II


Item 6.    Exhibits and Reports on Form 8-K.
------     --------------------------------

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


August 9, 1995                BDM INTERNATIONAL, INC.


                              C. Thomas Faulders, III
                              -----------------------
                              C. Thomas Faulders, III
                              Executive Vice President, Treasurer and
                              Chief Financial Officer

                     BDM INTERNATIONAL, INC.



                        INDEX TO EXHIBITS


Exhibit No.
----------

11.  Statement of Computation of Earnings Per Share