Form 10-Q
period 1995-09-30
BDM INTERNATIONAL INC /DE
filed 1995-11-01
CIK 870763

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549



                           Form 10-Q

         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                         THE SECURITIES
                      EXCHANGE ACT OF 1934


For the quarter                               Commission File
ended:  September 30, 1995                Number:   000-23966


                    BDM International, Inc.
     (Exact name of registrant as specified in its charter)


          Delaware                              54-1561881
      (State  or other jurisdiction of          (I.R.S.Employer
      incorporation or organization)            Identification No.)

     1501 BDM Way, McLean, Virginia             22102-3204
     (Address of principal executive office)    (Zip Code)


                 Registrant's telephone number
               including area code:  703-848-5000

                         Not Applicable
    (Former name, former address, and former fiscal year, if
                   changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of the close of business on October 30, 1995, the registrant had outstanding 12,318,234 shares of Common Stock, par value $.01 per share, and 400,000 shares of Class B Common Stock, par value
$.01 per share.

                             PART I


Item 1.   Financial Statements.
-------------------------------


           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



BDM International, Inc.:

     Consolidated Balance Sheets as of
          September 30, 1995 (Unaudited) and December 31, 1994  2

     Consolidated Statements of Operations for the
          Three and Nine Months Ended September 30, 1995 and 1994
          (Unaudited)                                           3

     Condensed Consolidated Statements of Cash Flows for the
            Nine  Months  Ended  September  30,  1995  and   1994
            (Unaudited)                                         4

     Notes to Consolidated Financial Statements (Unaudited)     5

                     BDM INTERNATIONAL, INC.
                   CONSOLIDATED BALANCE SHEETS
                (in thousands, except share data)

                                      September 30,     December 31,
                                         1995               1994
                                      -------------    ------------
                                      (Unaudited)
ASSETS

Current assets:
Cash and cash equivalents                 $  48,729     $ 45,314
Accounts receivable, net                    194,325      215,923
Prepaid expenses and other                    7,334        8,842
                                           --------     --------
Total current assets                        250,388      270,079

Property and equipment, net                  43,165       40,569
Intangible assets, net                       11,065       13,814
Deposits and other                            7,008        5,896
Equity in and advances to affiliates          6,614        5,193
                                            -------      -------
Total assets                              $ 318,240    $ 335,551
                                          =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses     $  156,116   $ 166,298
Debt currently payable                            39         426
Income taxes payable                           2,051       3,000
Deferred tax liability                         7,490       5,441
                                             --------   --------
Total current liabilities                    165,696     175,165

Deferred tax liability                         7,224       5,243
Long term debt                                 2,746      82,750
Severance and other                           16,903      17,248
Minority interest                             19,846      14,040
                                             -------     -------
Total liabilities                            212,415     294,446
                                             -------     -------
Commitments and contingencies

Stockholders' Equity:
Preferred stock, $.01 par value;
500,000 shares authorized, none issued
Common stock,  $.01 par value;                   127          95
12,715,581 and 9,473,275 shares
issued and outstanding at September
30, 1995 and December 31, 1994
Additional paid in capital                    64,393      12,336
Retained earnings                             40,892      28,398
Deferred compensation                           (485)       (279)
Cumulative translation adjustment                898         555
                                             --------    --------
Total stockholders' equity                   105,825      41,105
                                             --------    --------
Total liabilities and                     $  318,240   $ 335,551
  stockholders' equity                       =======     =======

The accompanying notes are an integral part of these financial statements.


                     BDM INTERNATIONAL, INC.
              CONSOLIDATED STATEMENTS OF OPERATIONS
          (in thousands, except earnings per share data)
                           (unaudited)


                           For the three months   For the nine months
                           ended September 30,    ended September 30,
                              1995      1994       1995      1994
                            --------   -------   --------  --------
  Revenue                   $215,900  $195,477   $620,864  $535,061
                             -------   -------    -------   -------

  Cost of sales              183,272   164,221    519,007   443,672
  Selling, general and        19,577    20,216     59,814    62,184
    administrative
  Depreciation,                3,712     3,693     14,011    10,540
   amortization and other     ------     -----     ------    ------

        Operating profit       9,339     7,347     28,032    18,665


  Interest (income)             (360)    1,212      2,125     2,128
    expense, net
  Equity in earnings of         (436)     (465)    (1,271)   (1,364)
   affiliates
  Minority interest              973     1,197      3,986     2,176
                               -----     -----     ------    ------
   Income before income taxes  9,162     5,403     23,192    15,725


   Provision for income taxes  3,871     2,303     10,698     6,712
                               -----     -----     ------     -----

           Net income         $5,291    $3,100    $12,494    $9,013
                               -----     -----     -------    -----
   Earnings Per Share:
    Net income per share       $0.40     $0.31      $1.11     $0.81
                                ----      ----       ----     -----

      Weighted average
        shares outstanding    13,376     9,904     11,226    11,103
                              ------     -----     ------    ------


The accompanying notes are an integral part of these financial statements.

                     BDM INTERNATIONAL, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
      For the nine months ended September 30, 1995 and 1994
                    (unaudited, in thousands)

                                                   1995       1994
                                                  -------   -------
  Cash flows from operating activities:
    Net cash provided by (used in) operating     $ 38,663  $   (358)
    activities
  Cash flows from investing activities:
    Additions to property and equipment           (12,724)   (7,190)
    Purchase of businesses                             --    (4,529)
    Reimbursement of acquisition costs              1,143        --
    Contributions from minority owners              1,862        --
    Distributions from unconsolidated               1,050     1,175
  affiliates
    Investment in unconsolidated affiliates        (1,576)   (1,750)
                                                   -------  --------
    Net cash used in investing activities         (10,245)  (12,294)
                                                  --------  ---------
  Cash flows from financing activities:
    Net  (repayments of) proceeds from            (76,341)   26,709
    revolving borrowings
    Payment of debt issuance costs                     --      (219)
    Proceeds from assets held for resale               --       666
    Proceeds from issuance of common stock         52,677     1,651
    Repayment of debt                              (3,700)       --
    Acquisition of treasury stock                  (1,097)  (37,793)
                                                   -------   -------
    Net cash used in financing activities         (28,461)   (8,986)
  Effect of exchange rate changes on cash           3,458     1,501
                                                   ------  --------
  Net increase (decrease) in cash                   3,415   (20,137)

  Cash, beginning of period                        45,314    48,875
                                                  -------   -------
  Cash, end of period                             $48,729   $28,738
                                                  =======   =======

The accompanying notes are in integral part of these financial statements.


                     BDM INTERNATIONAL, INC.
    NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           (UNAUDITED)



(1)  General

      The accompanying financial statements of BDM International, Inc. and subsidiaries (BDM or the Company) as of September 30, 1995 and for interim periods ended September 30, 1995 and 1994, are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The balance sheet data as of December 31, 1994, was derived from the Company's audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain other information and disclosures included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the above referenced rules and regulations. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest annual report to the Securities and Exchange Commission on Form 10-K.

       The accompanying financial statements reflect all adjustments and reclassifications that, in the opinion of management, are necessary for a fair presentation. Revenue and cost of sales for the third quarter of 1994 have been restated to be consistent with the presentation used for the full year in the 1994 annual report. In the third quarter of 1994, $12.7 million was reflected in both revenue and cost of sales representing a pass-through of certain amounts collected by IABG on behalf of its former owner. This treatment was reversed in the fourth quarter by netting such amounts in the statement of operations for the full year, which had no impact on operating profit or net income, and did not recur in 1995.


(2)  Income Taxes

      The Company uses the estimated annual effective rate method for interim income tax purposes. The Company also recognizes an expense for U.S. income taxes on undistributed earnings of its foreign subsidiaries as though the earnings had been distributed.

      The difference between the combined statutory federal and state income tax rate of 41% and the Company's actual effective income tax rate of 46% for the nine months ended September 30, 1995, is primarily attributable to a charge of $1.6 million recognized in the first quarter of 1995 to reflect management's estimate of the recoverability of unamortized goodwill generated in an earlier business acquisition. This charge as well as the majority of the Company's other goodwill amortization is not deductible for federal income tax purposes, thus resulting in the higher effective tax rate. In addition, a charge of $388,000 was recognized in the second quarter reflecting the write-off of a deferred tax benefit relating to net operating loss carryforwards which are no longer expected to provide a future tax benefit.


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


(5)  Debt

      The Company closed on a new revolving credit agreement, replacing the Company's previous credit agreement. Accordingly, a charge of $0.5 million for deferred financing costs relating to the existing credit facility was recognized during the second quarter of 1995. The new agreement provides an unsecured multicurrency revolving credit line of $150 million for a term of five years, at an interest rate based on LIBOR plus margins. The agreement includes covenants which limit the amount of the Company's debt compared to total capitalization and compared to earnings before interest, taxes, depreciation, and amortization. In addition, dividends can only be paid after September 1, 1996, and are not to exceed 20% of the cumulative net income subsequent to July 1, 1996. Conditions also exist which limit the investments which can be made in existing subsidiaries and non-subsidiaries. As of September 30, 1995 borrowings of $2.7 million were outstanding under the Agreement.


(6)  Capital stock transactions

      On June 28, 1995, the sale of 2,875,000 shares of common stock to the public was finalized for $53.2 million. The net proceeds of $49.4 million have been applied against outstanding borrowings under the working capital facility and the extinguishment of $3.7 million in subordinated debt.

      On June 28, 1995, the Company established a qualified non-compensatory Employee Stock Purchase Plan (the Plan) which has reserved 750,000 shares of common stock for issuance under the Plan. The Plan allows all employees of the Company's domestic subsidiaries to purchase a limited amount of common stock at a discount during the offering period of July 1, 1995 to June 30, 1996. The purchase price of the Company's common stock is the lesser of $15.725, which is 85% of the initial offer price of $18.50 per share in the public offering on June 28, 1995, or 85% of the market value at the end of each month. During the three months ended September 30, 1995, the Plan participants purchased 112,045 shares at $15.725 per share.

Item 2.   Managements' Discussion and Analysis
----------------------------------------------
Results of Operations
---------------------


                            For the three       For the nine
                            months ended        months ended
                            1995      1994      1995      1994
                            --------  -------   --------  --------
  Revenue                   100.0%    100.0%    100.0%    100.0%

  Cost of Sales              84.9      84.0      83.6      82.9

  Selling, general &          9.1      10.3      9.6       11.6
   administratie

  Depreciation, amortization  1.7       1.9      2.3        2.0
   and other
                           ------      -----     -----     -----
     Operating Profit         4.3       3.8      4.5        3.5

  Interest(income)            (0.2)     0.6      0.3        0.4
    expense, net
  Equity in earnings of       (0.2)    (0.2)    (0.2)      (0.3)
    affiliates
  Minority interst             0.5      0.6      0.6        0.4
                             -----     -----    -----      ----
  Incme before income taxes    4.2      2.8      3.7        2.9

  Provision for income taxes   1.8      1.2      1.7        1.3
                              -----    -----    -----      ----
  Net Income                   2.5%     1.6%     2.0%       1.7%
                              =====    =====    =====      =====

  Revenue

     Revenue for the three and nine-month periods ended September 30, 1995, increased $20 million (10%) and $86 million (16%), respectively, over comparable periods in 1994. This revenue increase resulted from internal growth attributable to systems and software integration services performed by BDM Federal and
BDM Technologies. Specifically, contracts with the Defense Information Systems Agency, the American Red Cross, and various state governments contributed to higher revenue for the 1995 periods. In addition, Vinnell's contract with the Royal Saudi Land Forces experienced higher revenue in 1995 compared to the prior year period. Our German subsidiary, IABG, had lower than expected revenue growth of 5% as a result of a reduction in directed subcontracts.

     Revenue and cost of sales for the third quarter of 1994 have been restated to be consistent with the presentation used for the full year in the 1994 annual report. In the third quarter of 1994, $12.7 million was reflected in both revenue and cost of sales representing a pass-through of certain amounts collected by IABG on behalf of its former owner. This treatment was reversed in the fourth quarter by netting such amounts in the statement of operations for the full year, which had no impact on operating profit or net income, and did not recur in 1995.

      Future  revenue will be generated from the contract backlog
($1.7 billion as of September 30, 1995) and new contract awards.

Results of Operations


Cost of Sales

       Cost of sales, which includes salaries, benefits, subcontractor expenses, and material and overhead costs, was relatively stable as a percentage of revenue for the three and nine months ended September 30, 1995, compared to the same periods in 1994. The relationship of cost of sales to revenue fluctuates from period to period due to the timing of hardware material purchases and other direct costs.


Selling, General and Administrative

       Selling, general and administrative (SG&A) expense, including the Company's research and development (R&D) costs, decreased as a percentage of revenue for the three and nine months ended September 30, 1995, over the same periods in 1994. The decrease in SG&A expense as a percentage of revenue reflects the benefit from cost controls at several of the Company's subsidiaries. In addition, the decrease experienced in the nine-month comparison was attributable to R&D activities of $3.9 million which were discontinued in June of 1994.


Depreciation, Amortization and Other

      Depreciation, amortization and other costs decreased as a percentage of revenue for the three months ended September 30, 1995, compared to the same period in 1994; the Company's higher revenue base has been accompanied by relatively flat costs.
Depreciation, amortization and other costs for the nine months ended September 30, 1995, increased as a percentage of revenue because of a $1.6 million write-off of goodwill in the first quarter of 1995 from the FACE acquisition. Goodwill has not increased during 1995 as there have been no new acquisitions.


Interest Income (Expense)

      The Company had net interest income of $0.4 million for the three months ended September 30, 1995, compared to net interest expense of $1.2 million for the same period in 1994. This resulted from applying proceeds from the public offering of stock (the IPO) to reduce outstanding borrowings. In addition, the average interest rate incurred, when there were borrowings, during the third quarter of 1995 was lower than that in the third quarter of 1994, due in part to the more favorable terms on the Company's new revolving credit facility.

      Net interest expense incurred during the nine months ended September 30, 1995, was stable compared to the same period in 1994. The Company had a higher average outstanding debt balance during the first six months of 1995 compared to the first half of 1994 as a result of repurchasing 2.6 million shares in May 1994. This was offset, however, by the lower average debt balance in the third quarter of 1995 compared to 1994 results from applying the proceeds of the IPO.

Results of Operations

Minority Interest

      The minority interest share of earnings decreased as a percentage of revenue for the third quarter of 1995 compared to the same period in 1994 due to lower earnings at our German subsidiary for the third quarter. Minority interest as a percentage of revenue increased for the nine months ended September 30, 1995, over the same period in 1994 due to a full quarter impact of a 60% owned joint venture operating in Saudi Arabia. In addition, beginning in the third quarter, Vinnell's work with the Saudi Arabian National Guard was performed under a joint venture in which the Company is a 51% partner. The results of this operation are included in the Company's consolidated financial statements, with the other partner's 49% ownership interest reflected as minority interest.

Provision for Income Taxes

      The provision for income taxes increased as a percentage of income before income taxes for the three and nine months ended September 30, 1995, over the same periods in 1994. The effective rate increase related to the expensing of $1.6 million in goodwill from the FACE acquisition in the first quarter of 1995 which is not deductible for income tax purposes. In addition, an increase in the provision was recognized during the second quarter of 1995, reflecting the write-off of a deferred tax benefit relating to net operating loss carryforwards at FACE which are no longer expected to provide a future tax benefit.


Liquidity and Financial Condition

      The Company's principal sources of liquidity continue to be cash flow from operations and borrowings under the credit facility. In addition, net proceeds of $49.4 million from the public stock offering were received in July 1995, and were applied in the third quarter against outstanding borrowings under the credit facility and the extinguishment of $3.7 million in subordinated debt. Available credit under the new credit agreement as of September 30, 1995, was approximately $130 million.

      Cash flow related to investing activities largely consists of capital expenditures, which increased due to the implementation of a new accounting system at one of the Company's subsidiaries. In addition, as discussed in paragraph (4) of the notes to the financial statements, amounts received in accordance with the IABG acquisition agreement also contributed to cash flows from investing activities.

Item 2.   Managements' Discussion and Analysis (cont'd.)


Liquidity and Financial Condition

     Other investing cash flow activities include fluctuations in
the   timing  of  working  capital  infusions  to  and   earnings
distributions from Vinnell's unconsolidated joint ventures.

      Financing activities include the proceeds from the public stock offering of $49.4 million and the reduction of the Company's working capital facility by $76 million year-to-date. In addition, the Company continued the employee benefit of enabling employees to purchase shares of common stock through stock option exercise and the employee stock purchase plan. The Company received approximately $1.8 million as a result of stock purchased under the new employee stock purchase plan.

      During the nine months ended September 30, 1995, the fluctuation in the value of the German mark to the U.S. dollar resulted in a $3.6 million increase in cash as reported in U.S. dollars in the accompanying financial statements due to the significant balance of cash maintained by IABG.


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


October 31,1995                 BDM INTERNATIONAL, INC.

                                C. Thomas Faulders, III
                                _________________________________
                                C. Thomas Faulders, III
                                Executive Vice President, Treasurer
and                             Chief Financial Officer

                     BDM INTERNATIONAL, INC.



                        INDEX TO EXHIBITS


Exhibit No.


11.  Statement of Computation of Earnings Per Share