Form 10-K
period 1995-12-31
BDM INTERNATIONAL INC /DE
filed 1996-03-12
CIK 870763

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              -------------------
                                   FORM 10-K
                              -------------------

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED: DECEMBER 31, 1995                COMMISSION FILE
                                                             NUMBER: 000-23966

                            BDM INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                     EI 54-1561881
       (State or other jurisdiction of                       (I.R.S. Employer
       incorporation or organization)                       Identification No.)

       1501 BDM WAY, MCLEAN, VIRGINIA                           22102-3204
   (Address of principal executive office)                      (Zip Code)

                                  703-848-5000
              Registrant's telephone number, including area code:
                              -------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                           NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                            ON WHICH REGISTERED
             -------------------                           ---------------------
   COMMON STOCK, PAR VALUE $.01 PER SHARE                         NASDAQ

                              -------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                      NONE
                                (Title of class)

                              -------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes _X_    No ___

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

    The aggregate market value of the registrant's voting stock held by persons considered by the registrant for this purpose to be non-affiliates of the registrant on January 31, 1996, computed with reference to the closing price of the Common Stock on Nasdaq as reported for January 31, 1996, was
$186,202,738.70.
                              -------------------

    As of the close of business February 23, 1996, the registrant had outstanding 12,712,285 shares of Common Stock, par value $.01 per share, and 400,000 shares of Class B Common Stock, par value $.01 per share.
                              -------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

    Certain information called for by Part III of the Form 10-K will either be filed with the Commission under Regulation 14A under the Securities Exchange Act of 1934 or by amendment to this Form 10-K, in either case on or before April 30, 1996.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS.

GENERAL

    BDM International, Inc. ("BDM") is a multinational information technology company that operates in three interrelated markets: Systems and Software Integration, Computer and Technical Services and Enterprise Management and Operations. The Company serves public and private sector clients, including the Department of Defense ("DOD") (approximately 37% of total revenue in 1995), international defense agencies (approximately 25%), civil government agencies (approximately 23%), and commercial clients (approximately 15%). The Company provides its services through four decentralized subsidiaries: BDM Federal, Inc.; BDM Technologies, Inc.; BDM Europe BV; and Vinnell Corporation.

    The Company was formed in 1959 by Drs. Joseph V. Braddock, Bernard J. Dunn, and Daniel F. McDonald as "Braddock, Dunn & McDonald, Incorporated," which was later reorganized as BDM International, Inc. (the "Predecessor Company"). The Predecessor Company was a public company from 1980 until 1988, when Ford Aerospace Corporation ("Ford Aerospace"), then a wholly owned subsidiary of Ford Motor Company ("Ford"), acquired all of the outstanding stock of the Predecessor Company.

    In October 1990, on behalf of certain investors, The Carlyle Group, L.P. ("Carlyle"), a Washington, D.C.-based private merchant bank, formed BDM Holdings, Inc. ("Holdings"), a Delaware corporation, and a wholly owned subsidiary corporation named New BDM, Inc. ("New BDM") which acquired substantially all of the assets of the Predecessor Company (the "1990 Acquisition"). Shortly after the 1990 Acquisition, New BDM changed its name to BDM International, Inc. In December 1992, Holdings and BDM International, Inc. changed their names to BDM International, Inc. and BDM Federal, Inc. ("BDM Federal"), respectively.

    In March 1992, the Company acquired the outstanding common stock of Vinnell Corporation ("Vinnell"), a company that specializes in international on-site operations and maintenance and training services largely in the Middle East. In January 1993, the Company began operating a new subsidiary, BDM Technologies, Inc. ("BDM Technologies"), to focus on applying its core competencies to serve commercial and state and local government clients. Effective January 1, 1993, a new subsidiary, BDM Europe BV ("BDM Europe"), acquired two European businesses, FACE Industrial Automation BV and Logisticon BV, and merged them into a single entity called FACE, located in Eindhoven, The Netherlands. FACE provides systems integration and technical services to industrial clients, primarily in the areas of automated distribution and advanced manufacturing systems. In November 1993, BDM Europe acquired management control of, through a 45% ownership interest in, Industrieanlagen-Betriebsgesellschaft mbH ("IABG"), located in Ottobrunn, Germany. The interest was acquired primarily from Industrieverwaltungsgesellschaft AG (IVG) under a privatization plan approved by the relevant ministries of the German Government, the principal owner of IVG. IABG provides test and evaluation and information services, principally to the German Government. In February 1994, the Company acquired Geoscience Consultants, Ltd. ("GCL"), a company that provides environmental assessment and engineering services to industrial and governmental clients. For financial reporting purposes, GCL is included under BDM Federal. In February 1996, the Company acquired three affiliated companies--CW Systems, Inc. IG Systems, Inc. and Melco Systems, Inc.--which will operate collectively as a new IT Services Group within BDM Technologies.

    Unless the context otherwise requires, reference herein to "the Company" or "BDM" includes BDM International, Inc. and its subsidiaries.

    The principal office and corporate headquarters of the Company is located at 1501 BDM Way, McLean, Virginia 22102-3204, and its telephone number is (703) 848-5000.

BUSINESS AREAS

    In 1995, the Company, through its subsidiaries, engaged in contracts and programs on behalf of public and private sectors. A cross-section follows, showing major contract and program areas, by subsidiary.

    BDM Federal. The following are examples of contracts and program areas in which BDM Federal performs systems and software integration, computer and technical services and enterprise management and operations services. The
Company:

    -- Modernizes the way information is managed by both defense and civil government agencies under the Defense Enterprise Integration Services ("DEIS") Program contract. The work includes developing an overall enterprise architecture to integrate disparate information systems, known as legacy systems, introducing modern information technologies, and re-engineering information management processes. BDM is one of six prime contractors on the DEIS contract, and has received the second highest dollar volume of delivery order awards (approximately $200 million) among the six contractors since the program began in 1994. 1995 revenue was approximately $72.5 million

    -- Provides systems and software integration services to the Securities and Exchange Commission ("SEC") as the developer of the Electronic Data Gathering, Analysis and Retrieval System ("EDGAR"). This system permits publicly held companies to file periodic reports electronically with the SEC, thus replacing paper filings, and provides for immediate public dissemination of financial filing and reporting data. EDGAR is now operational, and all public companies will make the transition to filing via EDGAR by the end of 1996. 1995 revenue was approximately $9.5 million.

    -- Consolidates defense logistics computer systems for the United States Air
       Force ("USAF") under the $362 million DMRD-924 Program. The Company provides systems and software integration services, ranging from hardware acquisition to large-scale systems integration, pursuant to a DOD directive mandating consolidation of computer sites to enhance performance and reduce costs. 1995 revenue was approximately $46.4 million.

    -- Developed and implemented for the Federal Aviation Administration ("FAA") and the DOD a Terminal Radar Approach Air Traffic Control ("TRACON") system for the High Desert TRACON facility in Southern California. The Company believes that this system, based on open system architecture and the use of commercial off-the-shelf hardware and software, represents a major technological step forward in air traffic control systems. BDM is a key member of a team headed by Boeing, one of three teams selected to compete for a major FAA air traffic control replacement system contract (known as "STARS"), that is expected to be awarded in 1996. 1995 development revenue from the Company's air traffic control and air space management projects was approximately $2.0 million.

    -- Provides comprehensive systems integration services to various state and local school districts in the areas of financial and administrative software applications, instructional applications, system architectures and network designs, teacher and administrator training and management consulting. The Company is working to advance the productivity and efficiency of administrative systems and improve student performance. The Company's largest contract in this area ($27.5 million), awarded in 1995, combines systems integration with outsourcing of the school district's information services department. 1995 revenue in this area was approximately $13.3 million.

    -- Supports the Department of Energy ("DOE") in development of plans and technologies and the implementation of strategies to advance its waste management, technology development and environmental restoration programs. The Company performs information systems support, technical assessments and other services to help the DOE meet federally mandated responsibility for waste management and site cleanup under the Resource Conservation Recovery Act, the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 and other laws and regulations. 1995 revenue was approximately $22.7 million.

    -- Provides logistic support services to the Royal Saudi Air Force encompassing IT services, logistics and supply, training, engineering and systems maintenance, administration and other areas. 1995 revenue was approximately $21.6 million.

    -- Provides the Ballistic Missile Defense Organization with comprehensive engineering and technical systems assistance in areas such as systems architecture and design, system simulation and modeling, command, control, communications and intelligence, systems testing and logistics planning. 1995 revenue was approximately $20.7 million.

    -- Manages and operates elements of the Joint Readiness Training Center of the U.S. Army Training and Doctrine Command, where approximately 50,000 soldiers a year are trained on integrated battlefields with near-real-time performance feedback. Systems designed and operated by BDM collect data through lasers, electronics and videos to provide the U.S. Army with the most comprehensive experience and data feedback short of actual combat. 1995 revenue was approximately $14.3 million.

    -- Creates and implements systems and processes to improve blood collections, processing and distribution for the American Red Cross. Tasks involve developing standard operating procedures, installing hardware and software, and providing training to Red Cross personnel. This is a joint activity with BDM Technologies. Aggregate 1995 revenue was approximately $13.0 million.

    BDM Technologies. The following are examples of contracts and program areas in which BDM Technologies performs systems and software integration, computer and technical services and enterprise management and operations for commercial and state and local government clients. The Company:

    -- Designs and integrates state-wide information systems aimed at strengthening welfare and human services management and provides tested solutions in such areas as child welfare and child support enforcement. Major programs are underway in Alabama, Iowa, Missouri, Montana and other states. In Montana, the BDM-designed child support enforcement system was the nation's first to achieve the federal certification that all such systems are required to have. 1995 revenue in this area was approximately $35.6 million.

    -- Automates warehouse distribution and control operations to improve distribution process efficiencies for major national and international clients including Ford Motor Company ("Ford"), Franklin Mint, Merck and Co., Inc., Ortho-McNeil, Inc., Bell Canada, Federal Express, Dot Foods and Spalding. Using the Company's proprietary MARCTM system, BDM helps clients achieve increased inventory accuracy, improved response time and other benefits. 1995 revenue in this area was approximately $7.8 million.

    -- Performs application outsourcing, maintenance and support and develops critical software enhancements to various information systems for Ford. BDM Technologies has been directly involved in the development and implementation of Computer Integrated Manufacturing applications for Ford's Electronics Division. In addition, BDM Technologies has also designed, developed and implemented several key client/server applications for Ford. 1995 revenue was approximately $6.5 million.

    -- Delivers business process re-engineering, project management and Internet/Intranet services to US West to implement communications and process improvements in this client's large project management systems. A current focus of BDM development activity is US West's "Global Village" network which uses the Internet's World Wide Web for both internal and customer support communications. 1995 revenue was approximately $3.2 million.

    -- Provides systems integration and manufacturing execution services to support clients in the semiconductor manufacturing industry. Representative clients include Advanced Micro Devices, Sony Semiconductors, National Semiconductor, Hitachi Semiconductor and Zilog. 1995 revenue was approximately $2.5 million.

    -- Provides IT systems and services, through its newly acquired companies
       (CW Systems, IG systems and Melco Systems), to Fortune 1000 companies and other large organizations in the oil and gas, telecommunications, financial, insurance, health care, public utility and entertainment sectors. They have also served state government agencies in Texas, Florida, California, Georgia and Oklahoma. These acquired companies' 1995 revenue aggregated approximately $35.2 million.

    BDM Europe. The following are examples of program areas in which BDM Europe provides systems and technology services, primarily to German Government and industrial clients. BDM Europe:

    -- Provides information technology and systems support in software standardization, development and integration of management information systems for government and commercial clients and strengthening of command, control, communications and intelligence systems for the German Ministry of Defense. 1995 revenue was approximately $35.7 million.

    -- Performs environmental assessments, both to meet requirements at contaminated sites (site inventory, investigation, assessment and remediation engineering) and to support environmental planning and the development of improved remediation systems and techniques. One project underway involves surveying and environmental risk assessment for former Soviet military sites in the former East Germany. 1995 revenue was approximately $25.0 million.

    -- Analyzes, tests, evaluates and simulates defense systems, missions, and operations for the German Ministry of Defense. Typical programs involve engineering assessments of new weapons systems and platforms, support of Battlefield Training Centers, fatigue testing of military aircraft, design and simulation of camouflage measures and development and implementation of computer-based models for operational analysis and training. 1995 revenue was approximately $68.1 million.

    -- Tests commercial and military aircraft structures, such as the Airbus
       A330/340 airliners and the Tornado and new Eurofighter aircraft; programs include testing of major assemblies, components and structural elements to identify structural weaknesses and improve safety and service life. 1995 revenue was approximately $17.7 million.

    -- Performs comprehensive testing of satellites and other space structures, space simulation, thermal vacuum testing, vibration and shock-testing and project monitoring for the German Ministry of Research and Technology, the European Space Agency, and private clients at the Space Test Center in Ottobrunn, Germany. 1995 revenue was approximately $22.5 million.

    -- Tests vehicles and their components for various German automobile manufacturers and suppliers such as BMW, Audi and Volkswagen, including climatic testing, emissions testing and mechanical tests of suspension and steering elements. 1995 revenue was approximately $5.4 million.

    -- Operates the Magnetic Levitation (MagLev) test facility in Elmsland,
       Germany, including the performance of numerous technical investigations and demonstration runs. The successful operation of this facility contributed to the decision of the German Government to implement the first MagLev service route in Germany connecting Hamburg and Berlin. 1995 revenue was approximately $11.7 million.

    Vinnell. The following are examples of contracts under which Vinnell performs training and complementary capabilities in technical services as well as enterprise management and operations for its clients in the United States and abroad. The Company:

    -- Provides training, logistical support and comprehensive developmental, advisory and operational services under the Saudi Arabian National Guard ('SANG") Modernization Program. In April 1995, Vinnell was selected for an award of a new three-year contract with the SANG to continue this effort through June 1, 1998. This work is performed by a joint venture, of which Vinnell owns 51%. Aggregate 1995 revenue was approximately $67.2 million.

    -- Performs training, logistical support and comprehensive developmental, advisory and operational services for FMC Arabia (an affiliate of FMC Corporation) in connection with the fielding of the Bradley Fighting Vehicle System for the Royal Saudi Land Forces. This work is being performed through an affiliate, of which Vinnell owns 60%. Aggregate 1995 revenue was approximately $34.1 million.

    -- Manages and operates six Job Corps Centers in the United States for the Department of Labor ("DOL") under a program designed to bring education and vocational training to disadvantaged youth. Vinnell's Larado, Texas center was ranked the nation's number one Job Corps Center by the DOL in program year 1995. Aggregate 1995 revenue was approximately $26.3 million.

    -- Manages and operates U.S. military facilities in Turkey and three USAF facilities in Oman and provides personnel support services in Egypt under joint ventures with Brown & Root Services Corporation, Airwork Ltd and SEACOR Services, Inc., respectively. Total 1995 revenue earned by these joint ventures was approximately $75.1 million. As a 50% partner in these joint ventures, Vinnell reports earnings using the equity method. Aggregate equity in earnings from these joint ventures was approximately $1.8 million in 1995.

CONTRACTS

    Types of Contracts. The Company's services are provided through three types of contracts: fixed-price, time-and-material and cost-reimbursable contracts. Fixed-price contracts require the Company to perform services under the contract at a stipulated price. Time-and-material contracts reimburse the Company for the number of labor hours expended at established hourly rates negotiated in the contract, and the cost of materials incurred. Cost-reimbursable contracts reimburse the Company for all actual costs incurred in performing the contract to the extent that such costs are within the contract ceiling and allowable under the terms of the contract, plus a fee or profit.

    The Company assumes greater financial risk on fixed-price contracts than on either time-and-material or cost-reimbursable contracts. Commercial contracts are generally fixed-price contracts. Failure to anticipate technical problems, estimate costs accurately, or control costs during contract performance may reduce the Company's profit or cause a loss. Greater risks are involved under time-and-material contracts than under cost-reimbursable contracts because the Company assumes the responsibility for the delivery of specified skills at a fixed hourly rate. Higher profit margins are generally negotiated with the government for fixed-price and time-and-material contracts because the Company bears the risk that increased or unexpected costs may reduce the Company's profit or cause a loss, while lower than anticipated costs may result in increased profit.

    The following table shows the approximate percentage of revenue by contract type recognized by the Company during the indicated periods:


                                                            YEARS ENDED DECEMBER
                                                                    31,
                                                            --------------------
    TYPE OF CONTRACT                                        1995    1994    1993
    ----------------                                        ----    ----    ----
Cost-reimbursable........................................    39%     43%     68%
Fixed-price..............................................    28      30      29
Time-and-material........................................    33      27       3
                                                            ----    ----    ----
      Total..............................................   100%    100%    100%
                                                            ----    ----    ----
                                                            ----    ----    ----


    Award of Contracts. The Company may obtain a government contract after the solicitation by the relevant government agencies, in open and free competition, of sealed bids from various suppliers or through the process of negotiation with the Government. Under certain circumstances, most government agencies are authorized to enter into contracts based on negotiation rather than sealed bids.

    Negotiated contracts may or may not involve the solicitation of competitive proposals. Generally, negotiated contracts are entered into without competitive solicitation when the services or supplies desired by the government can be obtained from only one available source. In most noncompetitive procurements, the government solicits a proposal from the contractor and then negotiates the price and other terms in accordance with the applicable federal regulations.

    Government Contract Operations. Many of the government programs in which the Company participates as a contractor or subcontractor may extend for several years, but they are normally funded on an annual basis. The Company's government contracts and subcontracts are subject to modification, curtailment, and termination in the event of changes in government funding. Accordingly, all of the Company's contracts and subcontracts involving the U.S. Government may be terminated at any time by the U.S. Government, without cause, for the convenience of the U.S. Government. If a U.S. Government contract is terminated for convenience, the Company would be entitled to receive compensation for the services provided or costs incurred at the time of termination and a negotiated amount of the profit on the contract.

    The Company's costs and revenue under government contracts are subject to adjustment as a result of audits by the DCAA. Audits have been completed of costs incurred on all years through 1988. Audits for 1989 through 1995 have not been completed. However, management does not believe the results of these audits will have a material effect on the Company's financial position or results of future operations.

  Backlog

    The Company's backlog at December 31, 1995 was approximately $1.7 billion compared to approximately $1.5 billion at December 31, 1994. Approximately 42% of the Company's backlog at December 31, 1995 is expected to be converted to revenue within the current fiscal year.

    The Company's backlog amounts are composed of funded and unfunded components. Funded backlog consists of the dollar portion of contracts that is currently appropriated by the government client or other clients and allocated to the contract by the purchasing government agency or otherwise authorized for payment by the client upon completion of a specified portion of work. The Company's funded backlog was approximately $667 million and $535 million as of December 31, 1995 and December 31, 1994, respectively. Although unfunded backlog can include up to the stated award value of the contract including renewals or extensions that have been priced but still remain at the discretion of the client whether to fund, the Company, to be conservative, often recognizes only a portion of stated award values on multi-year contracts into its backlog records. Because many of the Company's contracts are multi-year contracts, total backlog may include revenue expected to be realized several years into the future. The unfunded backlog may not be an indicator of future contract revenue or earnings because there is no assurance that the unfunded portion of the Company's backlog will be funded. In addition, most of the contracts included in backlog are subject to termination for the convenience of the government client.

                          BACKLOG SUMMARY BY COMPONENT

                                                         AS OF DECEMBER 31,
                                                     --------------------------
                                                      1995      1994      1993
                                                     ------    ------    ------
                                                       (DOLLARS IN MILLIONS)
Funded............................................   $  667    $  535    $  326
Unfunded..........................................    1,021     1,003       961
                                                     ------    ------    ------
      Total.......................................   $1,688    $1,538    $1,287
                                                     ------    ------    ------
                                                     ------    ------    ------

MARKETING

    The Company's marketing activities are conducted by its professional managers who have technical expertise and whose efforts are supplemented by the Company's staff of engineers, scientists and analysts. The Company supports the marketing efforts of its personnel through the direct participation of senior management and supervisory employees. These marketing efforts are further supported by a corporate proposal center, organized team reviews of proposals and a formal corporate training program. The Company believes that this marketing approach enables it to anticipate and serve the needs of its clients and ensures that those who are seeking to obtain business for the Company have the necessary technical expertise and resources both to develop proposals that satisfy clients' requirements and to participate in or supervise the performance of services that ultimately may be provided.

COMPETITION

    The information systems industry in which the Company operates is highly fragmented with no single company or small group of companies in a dominant position. The Company's competitors include large, diversified firms with substantially greater financial resources and larger technical staffs than the Company as well as firms which receive preferences under set-aside programs. Some of the Company's competitors also operate in international markets, along with other concerns which operate exclusively or primarily outside the United States. Some of the larger competitors offer services in a number of markets which overlap many of the same areas in which the Company offers services, while certain companies are focused on only one or a few of these markets. The firms which compete with the Company are consulting firms, computer services firms, applications software companies and accounting firms, as well as the computer service arms of computer manufacturing companies and defense and aerospace firms. In addition, the internal staffs of client organizations, non-profit federal contract research centers and universities are, in effect, competitors of the Company. The primary factors of competition in the business in which the Company is engaged include technical, management and marketing competence, as well as price.

PROPRIETARY INFORMATION

    The Company believes that its business is dependent on its technical and organizational knowledge, practices, and procedures. The Company claims a proprietary interest in certain of its work products, software programs, methodologies, and know-how. Some of the proprietary information is protected by confidentiality agreements and other means.

    The U.S. Government has certain proprietary rights to software programs and other products that result from the Company's services under U.S. Government contracts or subcontracts. The U.S.

Government may disclose such information to third parties, including competitors of the Company. In the case of subcontracts, the prime contractors may also have certain rights to such programs and products.

EMPLOYEES AND EMPLOYEE REPRESENTATION

    As of March 1, 1996, the Company had approximately 7,900 full-time and part-time employees. Joint ventures, in which the Company is a partner, employed approximately 2,900 additional individuals as of this date. In addition, the Company enters into agreements with a large number of consultants on a project-specific basis who are engaged by the Company to perform specialized work on contracts or to provide expertise in support of marketing and contract activities. With the exception of approximately 125 Vinnell employees, and except as discussed in the next paragraph, no other employees of the Company are represented by a union and, to the knowledge of the Company, no union organizing activities are in progress.

    As a corporation organized under the laws of and operating in Germany, IABG is subject to the German Co-determination Law. Under this law, certain German workers have a right to representation on supervisory boards of a company and, through Workers' Councils, have a say in issues relating to corporate operations, particularly those having a direct impact on workers. Approximately 40% of IABG's employees are covered by the tariff agreements of the German metalworkers union, IG Metall. The tariff negotiations determine the annual raises and weekly working hours for the people covered by this tariff agreement. Negotiations have been completed to cover the period through December 31, 1996.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

    For information regarding revenue, operating profit or loss, and assets attributable to each of the Company's geographic areas, see Note 16 to the Consolidated Financial Statements in Item 8.

ITEM 2. FACILITIES.

    The Company leases all of its offices and other facilities. The Company's corporate headquarters are located in McLean, Virginia. The Company also leases office buildings as principal offices in Fairfax, Virginia; Albuquerque, New Mexico; Houston, Texas; Denver, Colorado; Germantown, Maryland; Kettering, Ohio; Huntsville, Alabama; Falls Church, Virginia; Boulder, Colorado; Eindhoven, The Netherlands; and Ottobrunn, Germany.

    In addition to these principal offices, as of March 1, 1996, the Company maintained offices or facilities in connection with the performance of its contracts in over 80 other locations. A portion of these premises is subleased to others. In addition to the Company's offices and facilities, Company personnel are frequently assigned to client locations throughout the country and overseas.

    For additional information on the Company's leases and rental expenses thereunder, see Note 17 of the Notes to Consolidated Financial Statements.

ITEM 3. LEGAL PROCEEDINGS.

    The Company is a party to various legal actions, claims, government inquiries and audits resulting from the normal course of business. The Company believes that any resulting liability should not have a material adverse effect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    No matters were submitted during the fourth quarter of 1995 to a vote of security holders.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT.

    The executive officers of the Company, their positions with the Company, and their principal occupations during the past five years are set forth below.

    NAME                        AGE                  POSITION(S) WITH COMPANY
   ----                         ---                  ------------------------
Frank C. Carlucci............   65    Chairman of the Board and Director
William E. Conway, Jr........   46    Vice Chairman and Director
Philip A. Odeen..............   60    President, Chief Executive Officer and Director
C. Thomas Faulders, III......   46    Executive Vice President, Treasurer, and Chief
                                      Financial Officer; President, BDM Technologies
Dr. William E. Sweeney,
Jr...........................   57    Chairman of the Board, BDM Europe, General Manager and
                                        Chairman of the Management Board, IABG and Director
Roy V. Woodle................   60    President and Chief Executive Officer, Vinnell

    Set forth below is certain information regarding the backgrounds of each of the executive officers of the Company.

    FRANK C. CARLUCCI has served as Chairman of the Board of Directors of the Company since October 1990. Mr. Carlucci has been Chairman of the Board of Carlyle since 1993 and served as Vice Chairman of Carlyle from 1989 to 1993. Mr. Carlucci served as U.S. Secretary of Defense from 1987 to 1989 and has served in a number of other government positions, including Ambassador to Portugal, Deputy Secretary of Defense and Assistant to the President for National Security Affairs.

    WILLIAM E. CONWAY, JR. has served as Vice Chairman of the Board of Directors of the Company since October 1990. Mr. Conway has been a Managing Director of Carlyle since 1987.

    PHILIP A. ODEEN has served as President, Chief Executive Officer and a Director of the Company since May 1992. Mr. Odeen served with Coopers & Lybrand, an international auditing and consulting firm, as Vice Chairman, Management Consulting Services from 1991 to 1992, and as Managing Partner from 1978 to 1991. Mr. Odeen has served in a number of government positions, including Director, Program Analysis, National Security Council, and Principal Deputy Assistant Secretary of Defense.

    C. THOMAS FAULDERS, III joined the Company as Executive Vice President, Treasurer and Chief Financial Officer on April 24, 1995. He has also served as President of BDM Technologies, Inc. since October 20, 1995. Mr. Faulders served with Comsat Corporation, a provider of international communications and entertainment, as Vice President and Chief Financial Officer from 1992 to 1995. From 1985 to 1992, he served in several senior management positions with MCI Communications Corporation, a long distance service provider.

    DR. WILLIAM E. SWEENEY, JR. has served as an Executive Vice President and a Director of the Company since October 1990 and as Chairman of the Board of BDM Europe and General Manager and Chairman of the Management Board of IABG since 1993. Dr. Sweeney joined the Predecessor Company in 1977 and has held a number of positions, including senior management positions in the Communications, Command and Control Division, the Communications Technology Group and the Systems Engineering and Development Organization.

    ROY V. WOODLE has served as President and Chief Executive Officer of Vinnell since June 1993 and January 1994, respectively. Mr. Woodle joined Vinnell in 1983 as Vice President, Program Development and from 1988 to 1993, he served as Senior Vice President.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

    The Company's Common Stock has been traded on the Nasdaq National Market (Symbol BDMI) since June 29, 1995. Before that date, the shares were not listed on any national exchange or on the over-the-counter market. As of February 23, 1996, there were 769 shareholders of record of Common Stock and two shareholders of record of Class B Common Stock.

    The following table sets forth the high and low sales prices of the Common Stock of the Company as reported by the Nasdaq National Market for each of the quarters indicated:

                                                            HIGH        LOW
                                                            ----        ---
1996
1st Quarter (through March 8)...........................   $41.125    $25.438

1995
2nd Quarter (June 29-30)................................    21.500     19.875
3rd Quarter.............................................    28.500     20.250
4th Quarter.............................................    30.500     23.750

  Dividend Policy

    The Company does not have a policy of paying regular dividends and has no present intention of paying any dividends. The payment of dividends is subject to the discretion of the Board of Directors of the Company and will depend on the Company's results of operations, financial position and capital requirements; general business conditions; restrictions imposed by financing arrangements, if any; legal restrictions on the payment of dividends; and other factors, such as continued growth opportunities in which to invest, which the Board of Directors deems relevant. In addition, pursuant to the Company's credit facility, dividends can only be paid after September 1, 1996 and are not to exceed 20% of the Company's cumulative net income subsequent to July 1, 1996. The Company paid a dividend on December 15, 1993 of $.50 per share of Common Stock and Class B Common Stock. The payment of future dividends by the Company should not be assumed.

ITEM 6. SELECTED FINANCIAL INFORMATION.

    The consolidated statement of operations data set forth below with respect to the calendar years ended December 31, 1995, 1994, 1993, 1992 and 1991 and the consolidated balance sheet data at December 31, 1995, 1994, 1993, 1992 and 1991 have been derived from, and are qualified by reference to, the Company's consolidated financial statements and notes thereto audited by Coopers & Lybrand L.L.P., independent accountants. The selected consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto in Items 7 and 8.

                                                                   YEARS ENDED DECEMBER 31,
                                                     ----------------------------------------------------
                                                       1995       1994     1993(1)    1992(2)    1991(3)
                                                     --------   --------   --------   --------   --------
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenue............................................  $889,974   $774,249   $558,292   $424,389   $296,798
Cost of sales......................................   752,107    643,728    460,186    348,191    236,165
Selling, general and administrative................    80,804     82,950     63,847     41,940     32,328
Depreciation, amortization and other...............    18,154     20,627     12,089     14,802     18,650
                                                     --------   --------   --------   --------   --------
Operating profit...................................    38,909     26,944     22,170     19,456      9,655
Interest expense, net..............................     1,474      3,481      4,178      5,302      6,425
Equity in earnings of affiliates...................    (1,835)    (1,841)    (2,223)    (1,852)     --
Minority interest..................................     5,863      2,526      1,555      --         --
                                                     --------   --------   --------   --------   --------
Income before income taxes.........................    33,407     22,778     18,660     16,006      3,230
Provision for income taxes.........................    15,015      9,700      7,632      6,552      2,710
                                                     --------   --------   --------   --------   --------
Income before extraordinary gain and cumulative
 effect of accounting change.......................    18,392     13,078     11,028      9,454        520
Extraordinary gain, net of tax.....................     --         --           413      --         --
Cumulative effect of accounting change.............     --         --         --          (115)     --
                                                     --------   --------   --------   --------   --------
Net income.........................................    18,392   $ 13,078   $ 11,441   $  9,339   $    520
                                                     --------   --------   --------   --------   --------
                                                     --------   --------   --------   --------   --------
EARNINGS PER SHARE:
Income before extraordinary gain and cumulative
 effect of accounting change.......................  $   1.56   $   1.20   $   0.92   $   0.81   $   0.05
Extraordinary gain.................................     --         --          0.03      --         --
Cumulative effect of accounting change.............     --         --         --         (0.01)     --
                                                     --------   --------   --------   --------   --------
Net income.........................................  $   1.56   $   1.20   $   0.95   $   0.80   $   0.05
                                                     --------   --------   --------   --------   --------
                                                     --------   --------   --------   --------   --------

                                                                      AS OF DECEMBER 31,
                                                     ----------------------------------------------------
                                                     1995(4)    1994(5)    1993(1)    1992(2)    1991(3)
                                                     --------   --------   --------   --------   --------
                                                                        (IN THOUSANDS)
BALANCE SHEET DATA (AT END OF PERIOD):
Current assets.....................................  $294,654   $270,079   $242,800   $135,775   $105,220
Total assets.......................................   363,793    335,551    303,436    174,816    133,577
Current liabilities................................   178,530    175,165    161,052     81,033     48,525
Long-term debt.....................................    25,900     82,750     48,480     38,423     40,940
Stockholders' equity...............................   115,469     41,105     62,909     54,932     44,112

------------
(1) On November 16, 1993, the Company acquired a 45% interest in IABG and entered into an agreement which gives the Company voting control of IABG and permits the Company to manage IABG's operations. The Company's financial statements consolidate IABG's financial position and results of operations and report the remaining owners' 55% interest as a minority interest. This acquisition was accounted for as a purchase, and the Company's consolidated results of operations include IABG from the date of its acquisition through its subsidiary, BDM Europe.

(2) On March 13, 1992, the Company acquired the outstanding common stock of Vinnell for approximately $29.6 million, including transaction expenses. This acquisition was accounted for as a purchase, and the Company's consolidated results of operations include Vinnell from the date of its acquisition.

(3) In October 1990, Carlyle invested $40.0 million in the equity securities of the Company. The acquisition was accounted for as a purchase, and $93.5 million of indebtedness of the Company related to the buyout was incurred. The results of operations for the year ended December 31, 1991 reflect certain one-time acquisition-related expenses.

(4) The increase in stockholders' equity and the decrease in long-term debt reflect the impact of net proceeds of $49.4 million from the Company's initial public offering of 2.875 million shares of Common Stock on June 28, 1995.

(5) The decline in stockholders' equity and the increase in long-term debt reflect the impact of the repurchase of 2.6 million shares of Common Stock and Class B Common Stock for $36.4 million on May 27, 1994.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    Overview. In 1995, BDM achieved its fourth consecutive year of double-digit growth in revenue, net income and earnings per share. Revenue totaled $890.0 million, a 15% increase over 1994. Net income of $18.4 million represented a 41% increase over the prior year, and earnings per share of $1.56 represented a 30% increase. These results reflect the continuing progress the Company has made in moving toward its goal of increasing its systems and software integration business, which generally provides higher profit margins. This migration has occurred in both the commercial and the U.S. Government business sectors.

    All of the Company's 1995 increases resulted from internal growth. Although no acquisitions were made during 1995, the Company announced on February 20, 1996, the acquisition of three affiliated companies, CW Systems, Inc., IG Systems, Inc. and Melco Systems, Inc., which specialize in providing information technology systems and services in the oil and gas, telecommunications, financial, insurance, health care, public utility and entertainment sectors. The Company continues to pursue a growth and diversification strategy which places emphasis on acquisitions, especially in the commercial information technology ("IT") area. Acquisitions of companies in the United States and abroad have been integral to BDM's growth and diversification strategy since 1992. This includes the acquisitions of Vinnell Corporation (1992), FACE and IABG (1993) and Geoscience Consultants, Ltd. ("GCL") (1994).

    In June 1995, the Company completed a public offering of common stock which provided net proceeds of $49.4 million. These proceeds were used to reduce outstanding debt, resulting in lower interest expense and an improved debt-to-equity ratio. The strengthened balance sheet provides available borrowing capacity to continue the pursuit of business combinations for the Company's growth and the development of strategically important areas of the business.

RESULTS OF OPERATIONS

    The following table sets forth certain financial data, expressed as a percentage of revenue:

                                                                           FOR THE YEARS ENDED
                                                                              DECEMBER 31,
                                                                         -----------------------
                                                                         1995     1994     1993
                                                                         -----    -----    -----
Revenue...............................................................   100.0%   100.0%   100.0%
Cost of sales.........................................................    84.5     83.1     82.4
Selling, general and administrative...................................     9.1     10.7     11.4
Depreciation, amortization and other..................................     2.0      2.7      2.2
                                                                         -----    -----    -----
    Operating profit..................................................     4.4      3.5      4.0
Interest expense, net.................................................     0.2      0.4      0.7
Equity in earnings of affiliates......................................    (0.2)    (0.2)    (0.4)
Minority interest.....................................................     0.6      0.3      0.3
                                                                         -----    -----    -----
    Income before taxes...............................................     3.8      3.0      3.4
Provision for income taxes............................................     1.7      1.3      1.4
                                                                         -----    -----    -----
    Income before extraordinary gain, net of tax......................     2.1      1.7      2.0
Extraordinary gain, net of tax........................................      --       --      0.1
                                                                         -----    -----    -----
    Net income........................................................     2.1%     1.7%     2.1%
                                                                         -----    -----    -----
                                                                         -----    -----    -----

    Revenue. Revenue increased 15% in 1995 compared to the preceding year. All subsidiaries contributed to this growth, particularly BDM Federal, which reported significant revenue growth for the year of 16%, and BDM Technologies, which grew 48%. Revenue for 1994 was 39% higher compared to the preceding year due primarily to the inclusion of the results of IABG in BDM Europe for 12 months in 1994 versus six weeks in 1993.

                                                               YEARS ENDED DECEMBER 31,
                                                    -----------------------------------------------
                                                        1995             1994             1993
                                                    -------------    -------------    -------------
CLIENTS SERVED                                             (IN MILLIONS, EXCEPT PERCENTAGES)
U.S. Department of Defense.......................   $331.6     37%   $244.6     32%   $261.0     47%
International Defense............................    222.8     25     193.5     25     122.2     22
Civil Governments................................    199.8     23     227.3     29     144.9     26
Commercial.......................................    135.8     15     108.8     14      30.2      5
                                                    ------    ---    ------    ---    ------    ---
      Total......................................   $890.0    100%   $774.2    100%   $558.3    100%
                                                    ------    ---    ------    ---    ------    ---
                                                    ------    ---    ------    ---    ------    ---


SERVICES PROVIDED
Systems and Software Integration.................   $273.5     31%   $197.0     26%   $164.1     29%
Computer and Technical Services..................    505.0     57     490.9     63     345.3     62
Enterprise Management and Operations.............    111.5     12      86.3     11      48.9      9
                                                    ------    ---    ------    ---    ------    ---
      Total......................................   $890.0    100%   $774.2    100%   $558.3    100%
                                                    ------    ---    ------    ---    ------    ---
                                                    ------    ---    ------    ---    ------    ---

SUBSIDIARY
BDM Federal(1)...................................   $475.5     53%   $411.6     53%   $386.9     69%
BDM Technologies.................................     57.5      7      38.8      5      17.7      3
BDM Europe(2)....................................    215.8     24     197.5     26      31.5      6
Vinnell Corporation..............................    141.2     16     126.3     16     122.2     22
                                                    ------    ---    ------    ---    ------    ---
      Total......................................   $890.0    100%   $774.2    100%   $558.3    100%
                                                    ------    ---    ------    ---    ------    ---
                                                    ------    ---    ------    ---    ------    ---

------------

(1) BDM Federal's revenue includes revenue from GCL from its date of acquisition on February 1, 1994.

(2) BDM Europe's revenue includes revenue from IABG and FACE from their dates of acquisition, November 16, 1993 and January 1, 1993, respectively.

    The growth in 1995 for U.S. Department of Defense revenue was primarily driven by increased systems and software integration services performed by BDM Federal. One significant contributor to this growth was the Defense Enterprise Integration Services program to support the Defense Information Systems Agency. Due to the nature of the work, these services have been at higher profit margins than other types of services provided to the U.S. Government in the past. In addition, this type of work has been in a strategically important growth area for the Company. BDM Federal also recognized higher defense equipment procurement revenue compared to 1994, contributing to an increase in the revenue for computer and technical services compared to the previous year.

    At the end of 1995 and the beginning of 1996, as a result of the failure to enact certain appropriations bills to fund the operations of several U.S. Government departments and agencies for fiscal year 1996, the U.S. Government furloughed a portion of its work force. This furlough did not materially impact BDM's operations and cash flow in 1995. Because three of BDM's largest U.S. Government clients (Department of Defense, Department of Energy and Department of Transportation), representing greater than 80% of BDM's 1995 U.S. Government revenue, have their funding in place for fiscal year 1996, the Company does not expect the current budget impasse to have a material impact on BDM's operations.

    Services provided to international defense clients in 1995 grew 15% while remaining a level 25% of total revenue. This growth is reflective of the continued expansion of Vinnell's international defense and technical training efforts for each of the last two years. Also a factor in this growth was the increase in revenue reported by BDM Europe in support of the German Ministry of Defense, although much of this increase was due to fluctuations in exchange rates.

    Civil government revenue declined in BDM Federal in the services provided to the U.S. Department of Energy and NASA, as well as in BDM Europe as a result of a reduction in pass-throughs of certain amounts collected by IABG on behalf of the German government. The decline in civil government revenue was partially offset by increases in systems integration and consulting services performed for various state governments by BDM Technologies and growth in the Company's education technologies business.

    Commercial revenue grew 25% from 1994 to 1995 as a result of the expansion of systems and software integration services. This growth reflects increased activity in the automation of warehouse and distribution operations, manufacturing modernization, business process re-engineering and related IT services performed mainly by BDM Technologies.

    Cost of Sales. Cost of sales, which includes salaries, employee benefits, subcontractor expenses, material purchases and overhead costs, increased as a percentage of revenue in each of 1995, 1994 and 1993. The increase in 1995 is generally reflective of increased equipment purchases on behalf of clients which tend to generate lower profit margins. Equipment purchases as a percent of revenue were 11.6%, 10.3% and 12.5% for 1995, 1994 and 1993, respectively. The increase in cost of sales as a percentage of revenue from 1993 to 1994 is due largely to the acquisition and consolidation of IABG which has profit margins lower than other sectors of BDM's business.

    Selling, General and Administrative. Selling, general and administrative expense ("SG&A"), which includes the Company's research and development costs ("R&D"), decreased as a percentage of revenue for each of the years 1995, 1994 and 1993. These decreases are partially attributable to a single R&D project which was started in 1993 and was discontinued in 1994. SG&A included $3.9 million and $5.3 million for such R&D activities in 1994 and 1993, respectively. Excluding these nonrecurring costs, SG&A as a percentage of revenue was 9.1%, 10.2% and 10.5% in 1995, 1994 and 1993, respectively. In addition, the decrease in SG&A as a percentage of revenue also reflects the growth of revenue of BDM Technologies in relation to its infrastructure that was created in 1993 when BDM Technologies was formed. Cost controls at several of the Company's subsidiaries also contributed to the decrease in SG&A as a percentage of revenue.

    Depreciation, Amortization and Other. There were no significant changes to fixed assets of the Company; accordingly, depreciation expense was relatively flat in 1995 compared to 1994. Depreciation expense increased $5.1 million in 1994 over 1993 due primarily to the inclusion of a full year of operations of BDM Europe.

    Amortization expense increased in 1995 reflecting the write-off of the unamortized goodwill for FACE totaling $1.6 million, as it was determined to be no longer recoverable. Several factors contributed to this change in recoverability. The acquired company's anticipated utilization of its technology for other industries was not realized, and synergies between BDM technologies and acquired technologies did not result in an expansion of the customer base as expected. In addition, an economic downturn in the Netherlands contributed to a deterioration in the revenue base. These factors resulted in a negative cash flow projection for this particular business. Amortization expense increased from 1993 to 1994 as a result of goodwill associated with acquisitions.

    Other expenses consist largely of certain indirect non-cash charges incurred by the Company which are typically not allocable to government contracts, including pension charges required by Statement of Financial Accounting Standards No. 87--Employers' Accounting for Pensions (FAS 87) in excess of funding. In 1995, other expenses decreased as a result of a decrease in the Company's unallocable pension charge of $2.7 million. In addition, approximately $0.6 million was expensed in 1994 as a result of the Company's decision to delay its initial public offering until 1995.

    Interest Expense, Net. Interest expense in 1995 decreased substantially compared to the preceding year primarily as a result of applying the $49.4 million net proceeds from the public offering to reduce outstanding borrowings. Slightly offsetting this reduction of interest expense was a one-time charge of $0.5 million related to the write-off of capitalized financing costs on the credit facility which was replaced during the year. A new revolving credit agreement, executed with more favorable terms, also contributed to the lower interest expense in 1995 compared to 1994. Net interest expense also declined from 1993 to 1994. While debt balances increased during 1994, lower interest rates and the inclusion of a full year of interest income from BDM Europe more than offset higher interest expense.

    Minority Interest. The Company began deducting minority interest from earnings with the acquisition of 45% of IABG in November of 1993. Minority interest increased $1.0 million in 1994 reflecting a full year of IABG minority interest and approximately $0.6 million from a new 60% owned Vinnell joint venture that began performance on a contract in May 1994. Minority interest continued to increase in 1995 due to improved IABG profitability, the full-year effect of the 60% Vinnell joint venture and Vinnell's contract with the Saudi Arabian National Guard ("SANG"), which was converted to a 51% owned joint venture in July 1995.

    Provision for Income Tax Expense. The provision for income tax expense increased as a percentage of income before income taxes to 44.9% in 1995 from 42.6% in 1994. The higher effective tax rate in 1995 reflects the write-off of $1.6 million in goodwill from the FACE acquisition which is not deductible for income tax purposes. In addition, an increase in the provision for income taxes was recognized for the write-off of a deferred tax benefit relating to net operating loss carryforwards at FACE which are no longer expected to provide a future tax benefit. The effective tax rate also increased in 1994 to 42.6% from 40.9% in 1993 as a result of the effects of certain acquisitions which resulted in non-deductible goodwill. Additionally, certain tax benefits derived from the acquisition of IABG were fully realized in the 1993 income tax provision. Historically, the Company has been able to offset the effects of income generated in high tax rate foreign jurisdictions with income earned in low tax rate foreign jurisdictions, so that the overall effect of foreign earnings on the Company's tax provision has been minimal. However, to the extent that the Company's growth in international operations occurs in high tax rate jurisdictions, the portion of the income tax provision which is attributable to foreign earnings is likely to increase.

    Extraordinary Items. In 1993, the Company recognized two extraordinary items having the net effect of increasing net income by approximately $0.4 million, or $.03 per share. In connection with the negotiation of the credit facility, the Company expensed the carrying value of debt issue costs incurred with the prior credit agreement of $2.3 million less a related income tax benefit of $1.0 million. In addition, the Company recognized an extraordinary gain related to the elimination of a liability recognized at the time of the 1990 Acquisition, resulting in a benefit of $3.0 million less a related income tax expense of $1.3 million.

SELECTED QUARTERLY OPERATING RESULTS

    The following table sets forth certain unaudited consolidated statement of operations data expressed in dollars and as a percentage of total revenue for the eight most recently ended fiscal quarters. This data has been derived from unaudited consolidated financial statements of the Company that, in the opinion of management, include all adjustments necessary for a fair presentation in accordance with generally accepted accounting principles. The Company's results of operations for a particular quarter are not necessarily indicative of the results of operations for any future period. The Company's quarterly results have varied considerably in the past and are likely to vary from quarter to quarter in the future.

                                                                     QUARTERS ENDED
                                -----------------------------------------------------------------------------------------
                                                   1995                                          1994
                                -------------------------------------------   -------------------------------------------
                                DEC. 31,   SEPT. 30,   JUNE 30,   MARCH 31,   DEC. 31,   SEPT. 30,   JUNE 30,   MARCH 31,
                                --------   ---------   --------   ---------   --------   ---------   --------   ---------
                                                  (IN MILLIONS, EXCEPT PERCENTAGES AND PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
 Revenue......................   $269.1     $ 215.9     $213.1     $ 191.9     $239.2     $ 195.5     $174.4     $ 165.2
 Operating profit.............     10.9         9.3        8.8         9.9        8.3         7.3        5.8         5.6
 Net income...................      5.9         5.3        3.9         3.3        4.1         3.1        3.0         2.9
 Earnings per share...........   $ 0.44     $  0.40     $ 0.38     $  0.33     $ 0.41     $  0.31     $ 0.26     $  0.24
 Weighted average shares
   outstanding................     13.6        13.4       10.2        10.0        9.9         9.9       11.4        12.3

AS A PERCENTAGE OF REVENUE:
 Revenue                          100.0%      100.0%     100.0%      100.0%     100.0%      100.0%     100.0%      100.0%
 Operating profit.............      4.0         4.3        4.1         5.2        3.5         3.8        3.3         3.4
 Net income...................      2.2         2.5        1.8         1.7        1.7         1.6        1.7         1.8

VARIABILITY OF QUARTERLY RESULTS

    Fluctuations in the Company's quarterly revenue depend on a number of factors, some of which are beyond the Company's control. These factors include, among others, the timing of contracts, the timing of equipment shipments, delays in client acceptance of the Company's services, the length of the revenue cycle and client budget changes.

IMPACT OF STATEMENT OF FINANCIAL ACCOUNTING STANDARDS 123 (FAS 123)

    The Financial Accounting Standards Board has issued FAS 123, "Accounting for Stock-Based Compensation." FAS 123 encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based on new fair value accounting rules. Companies that choose not to adopt the new accounting rules will continue to apply the existing rules, but will be required to disclose in the footnotes to the financial statements the pro forma net income and earnings per share as if the new rules had been adopted. As permitted by FAS 123, BDM will adopt the new standard in 1996, choose to continue the current accounting for stock-based compensation and disclose in the footnotes to the financial statements the pro forma net income and earnings per share calculated using the new accounting rules.

INTERNATIONAL OPERATIONS

    In connection with its international operations, the Company is subject to various risks inherent in foreign activities. These risks may include unstable economic and political conditions, changes in trade policies and regulations of countries involved, fluctuations in currency exchange rates and requirements for letters of credit or bank guarantees. Certain of the Company's contracts are foreign military sales, which mitigate such risks because the contracts are governed by U.S. Government procurement regulations. Much of the Company's other international operations are in Western European countries, mainly in Germany and The Netherlands, which have experienced relatively stable political conditions and regulatory environments. The Company is exposed to risks associated with fluctuations in exchange rates, including the German Mark, the Saudi Riyal, the Kuwaiti Dinar, the Turkish Lira and the Dutch Guilder. The Company limits its exposure to these risks by incurring and paying for its expenses in the same currencies as those of its revenue. In addition, certain contracts performed overseas have provisions which provide for reimbursement of losses arising from currency fluctuations. It is the Company's policy not to enter into derivative financial instruments for speculative purposes. There were no derivative financial instruments outstanding as of December 31, 1995.

EFFECTS OF INFLATION

    The Company's contract mix includes cost-reimbursable contracts which represented 39%, 43% and 68% of total contract revenue in 1995, 1994 and 1993, respectively, under which inflationary increases are passed on to the customer. The decline in the percentage of cost-reimbursable contracts reflects higher levels of work at BDM Federal performed under time-and-material contracts. In addition, the companies that comprise BDM Europe have a contract portfolio consisting of primarily time-and-material contracts. Total 1995 revenue from time-and-material contracts increased to 33% compared to 27% in 1994 and only 3% in 1993. These time-and-material contracts, as well as the Company's long-term fixed price contracts, expose BDM to the risks of inflationary pressures on its costs. The Company believes the percentage of fixed-price contracts will increase as it shifts to serving more commercial and state government clients.

LIQUIDITY AND CAPITAL RESOURCES

    Over the past several years BDM's operations have provided a positive cash flow which, along with maintaining an available credit facility, has provided adequate liquidity and working capital to fully meet the Company's operational needs and support the acquisition program. In addition, the Company received net proceeds of $49.4 million in mid-1995 from a public offering of common stock. These proceeds were applied to reduce outstanding borrowings under the credit facility and to extinguish the $3.7 million of subordinated debt.

    The Company generated $30.5 million, $5.9 million, $34.1 million, $26.2 million and $30.2 million of cash from operating activities for the years ended December 31, 1995, 1994, 1993, 1992 and 1991, respectively. This has provided funding for internal growth and contributed to the reduction of debt outstanding. Specifically, the Company repaid $93.5 million of debt assumed as part of the 1990 Acquisition in two years rather than the originally planned five years. In addition, the Vinnell acquisition debt of $25.0 million, which was incurred in 1992, was repaid in less than three years. Cash flow from credit facilities has been utilized to fund other non-operating activities, including capital expenditures, acquisitions, a dividend and a stock buyback.

    Related to the IABG transaction, significant advance payments, customary for that operation, continue to be received from a large percentage of IABG's customer base, which have been partially offset by severance payments and a rental deposit made pursuant to the privatization plan have reduced cash flow from operating activities.

    Other factors impacting cash flow from operations included increased income tax payments in 1995 and 1994 due to the use of the remaining net operating loss carryforwards in 1993. Cash flow from operations may fluctuate from period to period based on the timing of payments from clients and payments to suppliers.

    Cash flow provided by investing activities has been primarily related to amounts received in accordance with the IABG acquisition agreement. In March 1995, based on 23% of the shares held in trust, IABG received 23% of a required capital infusion of $1.9 million. In addition, BDM received $1.1 million for the reimbursement of 23% of the transaction costs incurred by the Company in acquiring IABG. The terms of the original acquisition also required the owners to provide IABG with three guaranteed equity infusions. The final equity guarantee of approximately $8.9 million was paid on November 16, 1995, of which BDM paid its 45% share.

    On February 16, 1994, the Company acquired GCL for $4.3 million. Financing for the acquisition and a covenant not-to-compete, totaling $4.5 million, was obtained from the working capital credit facility and is expected to be repaid from cash generated by the acquired company's operations.

    Other investing cash flow activities included fluctuations in the timing of working capital infusions to and earnings distributions from Vinnell's unconsolidated joint ventures, as well as planned capital expenditures. Included in 1995 capital expenditures was approximately $4.8 million related to a new financial and program management system (SAP) to be implemented at BDM Federal in 1996. Expenditures for capital equipment increased in 1994 over 1993 primarily due to the full year effect of consolidating BDM Europe's activities.

    Financing activities in 1995 included the replacement of the Company's credit facility with a new revolving credit agreement and an initial public offering of the Common Stock. The new credit agreement provides an unsecured multicurrency revolving credit line of $150 million for a term of five years, at an interest rate based on LIBOR plus margins. The agreement includes covenants which limit the amount of the Company's debt compared to total capitalization and compared to earnings before interest, taxes, depreciation and amortization. In addition, dividends can only be paid after September 1, 1996, and are not to exceed 20% of the cumulative net income subsequent to July 1, 1996. As of December 31, 1995, the Company had $113.4 million available for borrowing under this new credit agreement. The Company had $137.9 million available for borrowing as of February 29, 1996.

    On May 27, 1994, the Company repurchased 2,250,000 shares of its outstanding Common Stock and 350,000 shares of its outstanding Class B Common Stock, from its institutional investors at $14.00 per share. To effect the purchase, the Company borrowed a total of $36.4 million from its working capital credit facility.

    Other financing activities principally relate to employee benefits. The Company has continued the employee benefit of enabling employees to purchase shares of common stock through stock option exercise and an employee stock purchase plan. On June 28, 1995, the Company established a new qualified non-compensatory employee stock purchase plan (the "Plan") which has reserved 750,000 shares of common stock for issuance under the Plan. The Plan allows all employees of the Company's domestic subsidiaries to purchase a limited amount of common stock at a discount during the offering period of July 1, 1995 to June 30, 1996. The purchase price of the Company's common stock is the lesser of $15.725, which is 85% of the initial offer price of $18.50 per share in the public offering, or 85% of the market value at the end of each month. During 1995, the Company received $5.0 million from shares purchased under the Plan.

    The Company paid a dividend on December 15, 1993 of $.50 per share to all holders of record as of November 15, 1993. Pursuant to the Company's credit facility, dividends can only be paid after September 1, 1996 and are not to exceed 20% of the Company's cumulative net income subsequent to July 1, 1996. The payment of future dividends by the Company should not be assumed.

    During 1995, the fluctuation in the value of the German Mark relative to the U.S. dollar resulted in a $3.0 million increase in cash as reported in U.S. dollars in the accompanying financial statements due to the significant balance of cash maintained by IABG.

    The Company's existing sources of liquidity and cash flow should continue to provide sufficient funds for the Company's operations, debt service requirements, planned investments and capital expenditures for the foreseeable future.

ITEM 8. INDEX TO FINANCIAL STATEMENTS.

                                                                                        PAGES
                                                                                        -----

BDM International, Inc.

  Report of Independent Accountants..................................................     20

  Consolidated Balance Sheets as of December 31, 1995 and 1994.......................     21

  Consolidated Statements of Operations for the years ended December 31, 1995, 1994
    and 1993.........................................................................     22

  Consolidated Statements of Stockholders' Equity for the years ended December 31,
    1995, 1994 and 1993..............................................................     23

  Consolidated Statements of Cash Flow for the years ended December 31, 1995, 1994
    and 1993.........................................................................     24

  Notes to Consolidated Financial Statements.........................................     25

                       REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Stockholders
  BDM International, Inc.

    We have audited the accompanying consolidated balance sheets of BDM International, Inc. and
Subsidiaries (the Company) as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity and cash flow for each of the three years in the period ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BDM International, Inc. and Subsidiaries as of December 31, 1995 and 1994, and the consolidated results of their operations and their cash flow for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.




Washington, D.C.
February 15, 1996, except for Notes 3
  and 12, for which the date is                         COOPERS & LYBRAND L.L.P.
  February 23, 1996

                            BDM INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                      DECEMBER 31,    DECEMBER 31,
                                                                          1995            1994
                                                                      ------------    ------------
    ASSETS
Current assets:
    Cash and cash equivalents......................................     $ 69,143        $ 45,314
    Accounts receivable, net.......................................      219,354         215,923
    Prepaid expenses and other.....................................        6,157           8,842
                                                                      ------------    ------------
        Total current assets.......................................      294,654         270,079
Property and equipment, net........................................       45,722          40,569
Intangible assets, net.............................................        9,615          13,814
Deposits and other.................................................        8,580           5,896
Equity in and advances to affiliates...............................        5,222           5,193
                                                                      ------------    ------------
        Total assets...............................................     $363,793        $335,551
                                                                      ------------    ------------
                                                                      ------------    ------------
    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued expenses..........................     $168,253        $166,298
    Debt currently payable.........................................          449             426
    Income taxes payable...........................................        3,465           3,000
    Deferred tax liability.........................................        6,363           5,441
                                                                      ------------    ------------
        Total current liabilities..................................      178,530         175,165
Deferred tax liability.............................................        3,638           5,243
Long term debt.....................................................       25,900          82,750
Severance and other................................................       12,099          17,248
Minority interest..................................................       28,157          14,040
                                                                      ------------    ------------
        Total liabilities..........................................      248,324         294,446
                                                                      ------------    ------------
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value; 500,000 shares authorized, none
  issued...........................................................       --              --
Common stock, $.01 par value; 12,962,342 shares issued and
  outstanding at December 31, 1995; 9,473,275 shares issued and
  outstanding at December 31, 1994.................................          130              95
Additional paid in capital.........................................       68,535          12,336
Retained earnings..................................................       46,790          28,398
Deferred compensation..............................................         (395)           (279)
Cumulative translation adjustment..................................          409             555
                                                                      ------------    ------------
        Total stockholders' equity.................................      115,469          41,105
                                                                      ------------    ------------
        Total liabilities and stockholders' equity.................     $363,793        $335,551
                                                                      ------------    ------------
                                                                      ------------    ------------

   The accompanying notes are an integral part of these financial statements.

                            BDM INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 1995        1994        1993
                                                               --------    --------    --------
Revenue.....................................................   $889,974    $774,249    $558,292
                                                               --------    --------    --------
Cost of sales...............................................    752,107     643,728     460,186
Selling, general and administrative.........................     80,804      82,950      63,847
Depreciation, amortization and other........................     18,154      20,627      12,089
                                                               --------    --------    --------
Operating profit............................................     38,909      26,944      22,170

Interest expense, net.......................................      1,474       3,481       4,178
Equity in earnings of affiliates............................     (1,835)     (1,841)     (2,223)
Minority interest...........................................      5,863       2,526       1,555
                                                               --------    --------    --------
Income before taxes.........................................     33,407      22,778      18,660
Provision for income taxes..................................     15,015       9,700       7,632
                                                               --------    --------    --------
Income before extraordinary gain............................     18,392      13,078      11,028
Extraordinary gain, net of tax..............................      --          --            413
                                                               --------    --------    --------
Net income..................................................   $ 18,392    $ 13,078    $ 11,441
                                                               --------    --------    --------
                                                               --------    --------    --------
Earnings per common share:
Income before extraordinary gain............................   $   1.56    $   1.20    $   0.92
Extraordinary gain..........................................      --          --           0.03
                                                               --------    --------    --------
Net income per share........................................   $   1.56    $   1.20    $   0.95
                                                               --------    --------    --------
                                                               --------    --------    --------
Weighted average shares outstanding.........................     11,818      10,941      11,983
                                                               --------    --------    --------
                                                               --------    --------    --------

   The accompanying notes are an integral part of these financial statements.

                            BDM INTERNATIONAL, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                                 (IN THOUSANDS)

                                                                           CLASS B
                                                            COMMON          COMMON      ADDITIONAL
                                                        --------------  --------------   PAID IN    RETAINED    DEFERRED
                                                        SHARES  AMOUNT  SHARES  AMOUNT   CAPITAL    EARNINGS  COMPENSATION
                                                        ------  ------  ------  ------  ----------  --------  ------------
Balance at January 1, 1993............................. 10,590   $106     750     $7     $ 46,731   $  9,859    $ (1,771)
 Issuance of common stock..............................    709      7    --      --         1,205      --         --
 Deferred compensation.................................   --     --      --      --           131      --            955
 Tax benefits applicable to stock option plans.........   --     --      --      --           793      --         --
 Cancellation of deferred stock options................   --     --      --      --           (11)     --             11
 Purchase of treasury stock............................   --     --      --      --        --          --         --
 Cash dividend of $.50 per share.......................   --     --      --      --        --         (5,980)     --
 Foreign currency translation adjustments..............   --     --      --      --        --          --         --
 Net Income............................................   --     --      --      --        --         11,441      --
                                                        ------  ------  ------  ----    ----------  --------      ------
Balance at December 31, 1993........................... 11,299    113     750      7       48,849     15,320        (805)
 Issuance of common stock..............................    251      3    --      --         2,262      --         --
 Deferred compensation.................................   --     --      --      --        --          --            497
 Tax benefits applicable to stock option plans.........   --     --      --      --            11      --         --
 Cancellation of deferred stock options................   --     --      --      --           (29)     --             29
 Purchase of treasury stock............................   --     --      --      --        --          --         --
 Cancellation of treasury stock........................ (2,478)   (25)   (350)    (3)     (38,757)     --         --
 Foreign currency translation adjustments..............   --     --      --      --        --          --         --
 Income tax provision on translation adjustment........   --     --      --      --        --          --         --
 Net income............................................   --     --      --      --        --         13,078      --
                                                        ------  ------  ------  ----    ----------  --------      ------
Balance at December 31, 1994...........................  9,072     91     400      4       12,336     28,398        (279)
 Issuance of common stock..............................  3,581     36    --      --        56,880      --         --
 Costs of stock issuance...............................   --     --      --      --          (774)     --         --
 Deferred compensation.................................    (12)  --      --      --           501      --           (116)
 Tax benefits applicable to stock option plans.........   --     --      --      --           688      --         --
 Purchase of treasury stock............................   --     --      --      --        --          --         --
 Cancellation of treasury stock........................    (79)    (1)   --      --        (1,096)     --         --
 Foreign currency translation adjustments..............   --     --      --      --        --          --         --
 Net income............................................   --     --      --      --        --         18,392      --
                                                        ------  ------  ------  ----    ----------  --------      ------
Balance at December 31, 1995........................... 12,562   $126     400     $4     $ 68,535   $ 46,790    $   (395)
                                                        ------  ------  ------  ----    ----------  --------      ------
                                                        ------  ------  ------  ----    ----------  --------      ------

                                                             TREASURY
                                                              STOCK         CUMULATIVE      TOTAL
                                                              ------        TRANSLATION STOCKHOLDERS'
                                                         SHARES    AMOUNT   ADJUSTMENT     EQUITY
                                                         ------    -------  ----------  -------------
Balance at January 1, 1993.............................    --      $ --       $--         $  54,932
 Issuance of common stock..............................    --        --        --             1,212
 Deferred compensation.................................    --        --        --             1,086
 Tax benefits applicable to stock option plans.........    --        --        --               793
 Cancellation of deferred stock options................    --        --        --             --
 Purchase of treasury stock............................    (100)      (800)    --              (800)
 Cash dividend of $.50 per share.......................    --        --        --            (5,980)
 Foreign currency translation adjustments..............    --        --        225              225
 Net Income............................................    --        --        --            11,441
                                                         ------    -------     ---     -------------
Balance at December 31, 1993...........................    (100)      (800)    225           62,909
 Issuance of common stock..............................    --        --        --             2,265
 Deferred compensation.................................    --        --        --               497
 Tax benefits applicable to stock option plans.........    --        --        --                11
 Cancellation of deferred stock options................    --        --        --             --
 Purchase of treasury stock............................  (2,728)   (37,985)    --           (37,985)
 Cancellation of treasury stock........................   2,828     38,785     --             --
 Foreign currency translation adjustments..............    --        --        643              643
 Income tax provision on translation adjustment........    --        --       (313)            (313)
 Net income............................................    --        --        --            13,078
                                                         ------    -------    ----     -------------
Balance at December 31, 1994...........................    --        --        555           41,105
 Issuance of common stock..............................    --        --        --            56,916
 Costs of stock issuance...............................    --        --        --              (774)
 Deferred compensation.................................    --        --        --               385
 Tax benefits applicable to stock option plans.........    --        --        --               688
 Purchase of treasury stock............................     (79)    (1,097)    --            (1,097)
 Cancellation of treasury stock........................      79      1,097     --            --
 Foreign currency translation adjustments..............    --        --       (146)            (146)
 Net income............................................    --        --        --            18,392
                                                         ------   -------      ---     -------------
Balance at December 31, 1995...........................    --      $ --       $409        $ 115,469
                                                         ------   -------      ---     -------------
                                                         ------   -------      ---     -------------

   The accompanying notes are an integral part of these financial statements.

                                  BDM INTERNATIONAL, INC.
                             CONSOLIDATED STATEMENTS OF CASH FLOW
                     FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                                       (IN THOUSANDS)

                                                              1995         1994         1993
                                                            ---------    ---------    ---------
Cash flow from operating activities:
  Cash received from clients.............................   $ 889,900    $ 746,335    $ 530,785
  Cash paid to suppliers and employees...................    (846,920)    (725,312)    (486,465)
  Income taxes paid......................................     (11,514)     (11,204)      (5,584)
  Interest received......................................       2,689        1,142          223
  Interest paid..........................................      (3,641)      (5,087)      (4,824)
                                                            ---------    ---------    ---------
  Net cash provided by operating activities..............      30,514        5,874       34,135
                                                            ---------    ---------    ---------
Cash flow from investing activities:
  Additions to property and equipment....................     (17,754)      (9,641)      (7,046)
  Proceeds from disposals of equipment...................      --               21          328
  Purchases of new businesses............................      --           (4,479)      (9,038)
  Cash acquired in business combination..................      --           --           20,165
  Reimbursement of acquisition costs.....................       1,535        1,362       --
  Contributions from minority owners.....................       7,097        2,482        4,171
  Distributions from unconsolidated affiliates...........       2,850        2,775        3,216
  Investment in unconsolidated affiliates................      (1,589)      (1,936)        (500)
                                                            ---------    ---------    ---------
  Net cash (used in) provided by investing activities....      (7,861)      (9,416)      11,296
                                                            ---------    ---------    ---------
Cash flow from financing activities:
  Net (repayments of) proceeds from borrowings...........     (53,169)      31,835       35,451
  Repayment of term debt.................................      (3,700)      --          (25,972)
  Proceeds from issuance of common stock.................      56,142        2,265        1,061
  Payment of debt issuance costs.........................      --             (234)        (580)
  Payment of dividend....................................      --           --           (5,980)
  Acquisition of common stock............................      (1,097)     (37,985)        (800)
                                                            ---------    ---------    ---------
  Net cash (used in) provided by financing activities....      (1,824)      (4,119)       3,180
                                                            ---------    ---------    ---------
Effect of exchange rate changes on cash and cash
  equivalents............................................       3,000        4,100          179
                                                            ---------    ---------    ---------
Net increase (decrease) in cash and cash equivalents.....      23,829       (3,561)      48,790
Cash and cash equivalents, beginning of period...........      45,314       48,875           85
                                                            ---------    ---------    ---------
Cash and cash equivalents, end of period.................   $  69,143    $  45,314    $  48,875
                                                            ---------    ---------    ---------
                                                            ---------    ---------    ---------

   The accompanying notes are an integral part of these financial statements.

                            BDM INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION

    BDM International, Inc. ("BDM" or "the Company") was privately owned from its inception in 1959 until 1980, when it became a publicly owned company. BDM was purchased by and became a wholly-owned subsidiary of Ford Aerospace Corporation ("Ford Aerospace") in June 1988. BDM remained a wholly-owned subsidiary of Ford Aerospace until members of senior management and an investor group led by The Carlyle Group, L.P. ("Carlyle"), a Washington, D.C.-based private merchant bank, acquired substantially all of the assets, liabilities and business of BDM on October 23, 1990. On June 28, 1995, BDM completed a public offering of common stock in which 2.875 million shares were sold at $18.50 per share. BDM's stock has since been traded on the National Association of Securities Dealers Automated Quotation System ("Nasdaq").

    BDM is a multinational information technology company that operates primarily in three interrelated markets: systems and software integration, computer and technical services and enterprise management and operations. The Company provides its services through four decentralized subsidiaries. The Company operates principally in the United States, Europe and the Middle East.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

    The consolidated financial statements include all majority-owned or controlled subsidiaries and joint ventures of the Company. All significant intercompany accounts and transactions have been eliminated. The Company's earnings in unconsolidated joint ventures are accounted for using the equity method.

  Revenue Recognition

    The Company's revenue is derived primarily from long-term contracts of various types. Revenue on cost reimbursable contracts is recognized to the extent of costs incurred plus a proportionate amount of the fee. Revenue on fixed-price contracts is recognized using the percentage-of-completion method based on the relationship of actual costs incurred to total costs estimated to be incurred over the duration of the contract. Revenue on time-and-material contracts is recognized based on actual hours delivered at the contracted hourly rate plus the cost of any materials incurred. The fees under certain government contracts may be increased or decreased in accordance with cost or performance incentive provisions which measure actual performance against established targets or other criteria. Such incentive fee awards or penalties are included in revenue at the time the amounts can be reasonably determined. Provisions for anticipated contract losses are recognized at the time they become known.

    Progress payments received in advance from customers are applied first to any amount of unbilled accounts receivable on the related contracts. Any excess of the payments received in advance over the related unbilled accounts receivable is recorded as an advance payment liability.

  Foreign Currency Translation

    The results of operations from foreign subsidiaries are translated to U.S. dollars using the average exchange rates during the period. Assets and liabilities are translated to U.S. dollars at the exchange rate in effect at the balance sheet date. The resulting cumulative translation adjustments are reflected in stockholders' equity.

                            BDM INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

  Statements of Cash Flow

    Cash flow from the operations of the Company's foreign subsidiaries are calculated based on their reporting currencies. The effect of exchange rate changes on the cash balances held in foreign currencies is reported separately in the Statements of Cash Flow.

    The Company considers all highly liquid financial instruments with purchased maturities of three months or less to be cash equivalents.

  Property and Equipment

    Property, equipment and furniture are recorded at cost, or assigned fair value if acquired through an acquisition. Furniture and equipment are depreciated over their estimated useful lives, ranging from three to ten years, primarily using the declining balance method. Leasehold improvements are amortized over their estimated useful lives or lease terms, whichever is shorter, using the straight-line method. Maintenance and repairs are charged to expense as incurred.

  Goodwill and Intangible Assets

    Goodwill represents the excess of the cost of acquiring businesses over the fair value of identifiable net tangible and intangible assets acquired. Goodwill is amortized on a straight-line basis over the period for which the Company estimates it will benefit directly from the acquisition. Although the period of benefit from goodwill can be difficult to estimate, the Company considers goodwill to be recoverable as long as the acquisition generates positive cash flow from operations after implementation of the Company's strategic plan or completion of reorganization efforts, if any. Recoverability of goodwill is evaluated quarterly based on current undiscounted cash flow projections of each specific acquired business. To date, the Company has limited the period of amortization of goodwill to fifteen years, even though most of the Company's acquisitions would project positive cash flows from operations for a much longer period. Goodwill is amortized over periods ranging from ten to fifteen years.

    Intangible assets are recorded at cost, or assigned fair value if acquired through a business acquisition. Intangible assets are amortized on a straight-line basis over the term of the underlying asset or the estimated period of benefit, currently ranging from three to five years, or in the case of contract backlog, over the remaining terms of the acquired contracts in relation to the recognition of related contract revenue.

  Research and Development Costs

    Research and development costs are expensed as incurred and are included in selling, general and administrative costs. Research and development costs amounted to $2.0 million, $7.1 million and $7.8 million for the years ended December 31, 1995, 1994 and 1993, respectively.

  Income Taxes

    The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been recorded in the financial statements or tax returns. Deferred tax assets and liabilities represent the tax effects of differences between the financial statement carrying amounts and the tax basis carrying amounts of the Company's assets and liabilities. These differences are calculated based upon the statutory tax rates in effect in the years in which the differences are expected

                            BDM INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

to reverse. The effect of subsequent changes in tax rates on deferred tax balances is recognized in the period in which a tax rate change is enacted.

    Foreign income taxes that are reimbursable pursuant to the related contract terms are classified as contract costs rather than as a component of the Company's provision for income taxes.

  Earnings Per Share

    Earnings per share is computed by dividing net income by the sum of the weighted average number of common and common equivalent shares outstanding. The Company's common equivalent shares, consisting entirely of options to purchase common stock, are calculated using the treasury stock method which assumes the exercise of all outstanding stock options with the hypothetical proceeds being used to repurchase shares for treasury.

  Financial Instruments

    The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash equivalents and accounts receivable. The carrying value of financial instruments approximates fair value since all such instruments are either short-term in nature or bear interest at rates which are indexed to current market interest rates.

    The Company's cash management policy is to use available cash balances, primarily of its domestic subsidiaries, to reduce the outstanding balance of the revolving line of credit. To mitigate exposures to foreign currency risks associated with using the available cash of foreign subsidiaries or joint ventures, only the portion of available cash balances deemed not to be needed for short-term operations of the foreign subsidiary are considered eligible for inclusion in the centralized cash management activities of the Company. The majority of the cash balance at December 31, 1995, belongs to IABG (the Company's German subsidiary) (See Note 3). At December 31, 1995, approximately $36 million was invested primarily in deposits with various German banks of high credit ratings, with purchased maturities of one month or less. These investments are insured up to amounts prescribed by German law. Although there were no other investments as of December 31, 1995, significant excess cash balances of domestic subsidiaries not used to extinguish debt are routinely invested in high quality commercial paper for periods ranging from overnight to one week. It is the Company's policy to hold such investments to maturity.

    In connection with its international operations, the Company is exposed to risks associated with fluctuations in currency exchange rates, including the German Mark, the Saudi Riyal, the Kuwaiti Dinar, the Turkish Lira and the Dutch Guilder. The Company limits its exposure to these risks by incurring and paying for its expenses in the same currencies as those of its revenue. In addition, certain contracts performed overseas have provisions which provide for reimbursement of losses arising from currency fluctuations. It is the Company's policy not to enter into derivative financial instruments for speculative purposes. There were no derivative financial instruments outstanding as of December 31, 1995.

    The Company generally provides uncollateralized credit to its customers. Advance payments are secured from a large portion of foreign government customers pursuant to the appropriation practices of the related governments. The Company also continually assesses the financial strength of commercial companies for whom significant subcontracts are performed.

                            BDM INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

  Reclassifications

    Certain reclassifications have been made to the prior year financial statements and disclosures to conform them to the current year presentation.

  Use of Estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingencies as of the dates of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from management's estimates.

3. ACQUISITIONS

  Geoscience Consultants, Ltd.

    On February 16, 1994, the Company acquired Geoscience Consultants, Ltd., an environmental services consulting business, for an acquisition price of approximately $4.3 million. The acquisition was financed with borrowings from the Company's working capital facility. Goodwill resulting from the transaction, accounted for as a purchase, approximated $3.2 million and is being amortized on a straight-line basis over ten years. A three year covenant not-to-compete for $150,000 was also issued in connection with the acquisition.

  Industrieanlagen-Betriebsgesellschaft mbH

    On November 16, 1993, the Company acquired management control, through a 45% ownership interest, in Industrieanlagen-Betriebsgesellschaft mbH ("IABG"), located in Ottobrunn, Germany. The interest was acquired primarily from IVG, a company then owned by the German government, pursuant to a privatization plan initiated by the German government. IABG performs diversified technical services in the areas of defense technology, information systems, organizational analysis, structural analysis and testing and environmental programs on behalf of ministries of the German government as well as other governmental and private sector clients.

    On the original acquisition date, IVG retained a 15% ownership interest in IABG and held the remaining 40% ownership interest in trust, for sale to employees and other investors, subject to the Company's approval. In October 1994, 12% of the trust was sold to Buck Werke GmbH & Co. KG, a German services company, and an additional 5% was acquired by IVG. The Company has completed the privatization of the remaining 23% trust balance through a sale to IABG's employees and other investors at the original cost of the acquisition in 1993.

    The Company and IVG had originally entered into a voting rights agreement, which gave the Company control of IVG's 15% voting authority enabling the Company to exercise 60% in total voting authority. In connection with the sale of an additional 5% of IABG to IVG in October 1994, the original voting rights agreement was revised to provide IVG with direct control of 12% of IABG's total voting authority while ensuring that the Company would retain the right to vote IVG's remaining 8% ownership for a total voting authority by the Company of 53%. IVG cannot unilaterally terminate the voting rights agreement. In the event that BDM and IVG cannot agree on a vote, BDM will be required to acquire the 8% portion of IABG at a price based on a previously accepted valuation method contained

                            BDM INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

3. ACQUISITIONS--(CONTINUED)

in the original acquisition agreement. The Company's majority voting authority enables it to manage the operations of IABG; therefore, the accompanying financial statements consolidate the financial statements of IABG and present the 55% ownership as minority interest. No owner other than BDM will ever have voting authority exceeding their ownership percentage.

    The total consideration paid for the acquisition included the purchase price of $1.7 million, a finders fee of $2.1 million and transaction costs of approximately $2.1 million. The transaction, accounted for as a purchase, generated an excess of the purchase price over the book value of net assets acquired of approximately $10.6 million. Due to the unique nature of certain acquired equipment, additional time subsequent to the acquisition was needed for extensive analysis by technical experts to appropriately ascertain a fair value of this equipment. This subsequent valuation, completed in September 1994, resulted in the allocation of the entire excess purchase price to certain acquired technical equipment and buildings with fair values exceeding their respective acquisition date carrying values. Effective January 1, 1994, the allocated excess purchase price is being depreciated over the estimated useful lives of the specific underlying assets averaging nine years, and ranging from three to thirteen years.

    In addition to the purchase price consideration, the privatization plan required the owners to guarantee equity infusions in IABG of $22.7 million during the first two years of ownership. Installment payments against this requirement were made by the owners at the acquisition date and on the first anniversary thereof totaling $6.5 million and $6.2 million, respectively, representing 100% and 77% of the equity infusions actually required as of those dates. The remaining 23% portion of the second infusion, $1.9 million, was made in March 1995 when the trust ownership transfer was completed. The third installment commitment of $8.9 million, was made from all of the owners in November of 1995. The above dollar amounts have been calculated at the then prevailing exchange rates. The Company's share of all of the above acquisition costs and equity guarantees was 45%.

  Subsequent Event--Acquisition

    On February 20, 1996, the Company completed the acquisition of three affiliated companies--CW Systems, Inc., IG Systems, Inc. and Melco Systems, Inc.--for $18.5 million, which was paid out of existing cash balances. The acquired companies specialize in providing information technology systems and services to Fortune 1000 companies and other large organizations in the oil and gas, telecommunications, financial, insurance, health care, public utility and entertainment sectors. They have also served state government agencies in Texas, Florida, California, Georgia and Oklahoma. The firms had aggregate 1995 revenue of approximately $35.2 million.

                                   BDM INTERNATIONAL, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

4. SUPPLEMENTAL CASH FLOW INFORMATION

    The following is a reconciliation of net income to net cash provided by operating activities for the years ended December 31, (dollars in thousands):

                                                                   1995       1994       1993
                                                                  -------    -------    -------
Net income.....................................................   $18,392    $13,078    $11,441
  Non cash adjustments to net income:
    Extraordinary items........................................     --         --           413
    Depreciation and amortization..............................    17,761     16,466     10,488
    Loss on disposal of property...............................       376      --           208
    Equity in earnings of affiliates...........................    (1,835)    (1,841)    (2,223)
    Minority interest..........................................     3,797      2,526      1,555
    Deferred taxes.............................................      (684)     2,563      5,261
    Provision for contract losses..............................     4,400      5,138      1,633
    Deferred compensation expense..............................       349        497      1,086
    Other......................................................        89       (749)       691
  Cash effect of changes in current assets and liabilities:
    Accounts receivable........................................    (9,525)   (36,543)   (28,674)
    Prepaid expenses and other.................................         1    (10,265)     2,579
    Accounts payable...........................................    (3,072)    13,204     28,477
    Income taxes payable.......................................       465      1,800      1,200
                                                                  -------    -------    -------
Net cash provided by operating activities......................   $30,514    $ 5,874    $34,135
                                                                  -------    -------    -------
                                                                  -------    -------    -------

5. ACCOUNTS RECEIVABLE

    Accounts receivable consisted of the following at December 31, (dollars in thousands):

                                                                            1995        1994
                                                                          --------    --------
U.S. Government contracts:
  Billed...............................................................   $134,847    $118,727
  Unbilled:
    Retention..........................................................     16,866      28,642
    Other..............................................................      3,841      20,173
                                                                          --------    --------
  Total................................................................    155,554     167,542

Other contracts:
  Billed...............................................................     52,570      42,597
  Unbilled:
    Retention..........................................................      5,402       4,598
    Other..............................................................     22,338      10,962
                                                                          --------    --------
  Total................................................................     80,310      58,157

  Other................................................................      4,220       7,760
  Allowance for possible contract losses and uncollectible amounts.....    (20,730)    (17,536)
                                                                          --------    --------
  Net accounts receivable..............................................   $219,354    $215,923
                                                                          --------    --------
                                                                          --------    --------

                            BDM INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

5. ACCOUNTS RECEIVABLE--(CONTINUED)

    As of December 31, 1995 and 1994, approximately $7.8 million and $12.1 million, respectively, in advance payments from customers had been applied against the unbilled portion of applicable contract receivables.

    Unbilled retention balances are billable at contract completion or upon attainment of other specified contract milestones. Other unbilled amounts consisted primarily of: contractually earned services not yet billable because of stipulated installment billing provisions, approximately $19.4 million and $8.4 million at December 31, 1995 and 1994, respectively; revenue recognized pursuant to customer authorizations prior to the execution of contractual documentation, approximately $1.7 million and $2.4 million at December 31, 1995 and 1994, respectively; and a specific receivable related to a contract performed in Saudi Arabia whereby the Company will owe severance to terminated employees at contract completion, approximately $1.9 million and $7.8 million at December 31, 1995, and 1994, respectively. This liability is included in accrued severance. Management anticipates that substantially all unbilled receivables as of December 31, 1995, exclusive of retention balances, will be billed and collected in 1996. Based on the Company's experience with similar contracts in recent years, retention balances of approximately $9.1 million at December 31, 1995, are not expected to be collected within the coming year. It is common industry practice to include such amounts in working capital.

6. PROPERTY AND EQUIPMENT

    Property and equipment consisted of the following at December 31, (dollars in thousands):

                                                             1995        1994
                                                           --------    --------
Equipment and office furniture..........................   $ 58,563    $ 52,492
Leasehold improvements..................................      9,559      10,965
                                                           --------    --------
                                                             68,122      63,457
Accumulated depreciation and amortization...............    (22,400)    (22,888)
                                                           --------    --------
Net property and equipment..............................   $ 45,722    $ 40,569
                                                           --------    --------
                                                           --------    --------

    Depreciation expense was $13.4 million, $12.5 million and $7.3 million for the years ended December 31, 1995, 1994 and 1993, respectively (See Note 7 regarding IABG).

                                   BDM INTERNATIONAL, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

7. INTANGIBLE ASSETS

    Intangible assets consisted of the following at December 31, (dollars in thousands):

                                                                             1995       1994
                                                                            -------    -------
Goodwill.................................................................   $11,480    $13,326
  Less: Accumulated amortization.........................................    (2,695)    (2,124)
                                                                            -------    -------
                                                                              8,785     11,202
                                                                            -------    -------
Intangible Assets:
  Covenant not-to-compete................................................     3,850      3,850
  Debt issue costs.......................................................     --           814
  Contract backlog.......................................................     3,752      3,752
  Software licenses......................................................     1,770      1,309
                                                                            -------    -------
                                                                              9,372      9,725
  Less: Accumulated amortization.........................................    (8,542)    (7,113)
                                                                            -------    -------
                                                                                830      2,612
                                                                            -------    -------
  Total..................................................................   $ 9,615    $13,814
                                                                            -------    -------
                                                                            -------    -------

    Goodwill recorded in connection with the IABG acquisition in 1993 of $10.9 million was reallocated to the excess of the fair values over the acquisition date carrying values of certain acquired technical equipment and test facilities as a result of a valuation of all acquired assets and liabilities, completed in September 1994.

    Unamortized goodwill for the acquisition of FACE totaling $1.6 million was expensed during 1995, as it was determined to be no longer recoverable. Several factors contributed to this change in recoverability. The acquired company's anticipated utilization of its technology for other industries was not realized, and synergies between BDM technologies and acquired technologies did not result in an expansion of the customer base as expected. In addition, an economic downturn in the Netherlands contributed to a deterioration in the revenue base. These factors resulted in negative cash flow projected for this particular business.

    In addition, unamortized goodwill from a separate acquisition totaling $440,000 was expensed during 1994 as it was determined to be no longer recoverable. The change in recoverability was driven primarily by the loss of a significant contract performed by the acquired company, which resulted in negative cash flow projected for that particular business.

                            BDM INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

8. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

    The components of accounts payable and accrued expenses were as follows at December 31, (dollars in thousands):

                                                              1995        1994
                                                            --------    --------
Accounts payable.........................................   $ 63,567    $ 74,357
Accrued expenses:
  Advance payments.......................................     31,876      24,096
  Accrued salaries/benefits..............................     39,967      33,131
  Accrued vacation.......................................     18,838      15,548
  Restructuring/severance................................     10,245      12,030
  Environmental matters..................................      1,356       2,381
  Other..................................................      2,404       4,755
                                                            --------    --------
                                                            $168,253    $166,298
                                                            --------    --------
                                                            --------    --------

  Restructuring/Severance Liability/Debt Forgiveness

    Prior to the Company's acquisition of IABG (See Note 3), IABG found it necessary to reduce its reliance on the German government for the majority of its revenue. In addition to redirecting marketing efforts in non-defense areas, IABG sought means to reduce operating costs. IABG therefore determined that it would be necessary to reduce its workforce through involuntary terminations. As prescribed by German law and pursuant to the German government's plan for privatization of IABG, a severance plan was developed by IABG providing for the estimated number of involuntary employee reductions, the conditions for termination and the method for determining the amount of severance due to the terminating employees. IABG's workforce reductions began in 1994 and will continue through 1997. In connection with the approval of the plan by the German government and prior to acquisition of IABG by the Company, an estimate for the severance totaling $34.2 million was accrued. Benefits paid through 1995 totaling $13.7 million have been applied against the original accrual. Management believes the remaining liability will be adequate to cover future benefits claimed pursuant to the plan. The remaining liability as of December 31, 1995 has been classified among current and long-term liabilities according to IABG's plan for effecting the actual employee reductions.

    As an incentive to investors acquiring IABG, the German government privatization plan agreed to fund a portion of the above severance liability in an amount equal to the principal balance of two notes held by IABG payable to the German government's Ministry of Defense (MOD), for a total amount of $10 million. As payments for the severance liability were made to terminated employees, the MOD forgave an equivalent amount of the debt, all of which has been satisfied. The balance due on these notes was included as part of the accrued severance liability.

                            BDM INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

9. DEBT

    Long-term debt consisted of the following at December 31, (dollars in thousands):

                                                              1995       1994
                                                             -------    -------
Revolving line of credit..................................   $25,830    $79,000
Subordinated seller note..................................     --         3,700
Other.....................................................       519        476
                                                             -------    -------
                                                              26,349     83,176
Less: current portion.....................................      (449)      (426)
                                                             -------    -------
Total long-term debt......................................   $25,900    $82,750
                                                             -------    -------
                                                             -------    -------

    Revolving Line of Credit. In July 1993, the Company entered into a credit agreement which provided for a working capital facility of up to $100 million for an original term of three years with two options to extend the term for one additional year. The facility was amended in May 1994, increasing the borrowing capacity to $125 million and extending the term of the facility for one of the option years. The aggregate amount of borrowing was limited to a percentage of the Company's eligible receivables as defined in the agreement. The Company had the option to borrow principal at interest rates based either on the bank's prime rate or the LIBOR rate plus margins, with unused credit also accruing a standard interest charge. The outstanding borrowings were collateralized by a security interest in the Company's accounts receivable. Costs incurred to obtain the facility were capitalized and were being amortized over the term of the agreement.

    During 1995, the Company replaced the credit agreement with a new revolving credit agreement. The new agreement provides an unsecured multicurrency revolving credit line of $150 million for a term of five years, at an interest rate based on LIBOR plus margins. The agreement includes covenants which limit the amount of the Company's debt compared to total capitalization and compared to earnings before interest, taxes, depreciation and amortization. In addition, dividends can only be paid after September 1, 1996, and are not to exceed 20% of the cumulative net income subsequent to July 1, 1996. Conditions also exist which limit the investments which can be made in existing subsidiaries and non-subsidiaries. As of December 31, 1995, the Company had $113.4 million available for borrowing under this new credit agreement and was in compliance with all covenants. In connection with the replacement of the previous facility, the Company expensed $0.5 million of capitalized financing costs.

    In connection with the early termination of a previous credit facility, the Company recorded an extraordinary loss, net of the related tax benefit, of $1.3 million during the year ended December 31, 1993, in connection with the expensing of unamortized debt issuance costs incurred in obtaining the predecessor facility.

    The Company had also entered into an interest rate swap agreement to reduce exposure to changes in interest rates. This agreement, which matured on October 23, 1993, required the payment of interest on a $30 million notional amount at the spread between the prevailing LIBOR interest rate and 8.01%.

    Subordinated Seller Note. In connection with the acquisition of Vinnell in 1992, the Company issued a subordinated promissory note to the former owner in the amount of $3.7 million. The note had an interest rate of 10% per annum, and was payable semi-annually. The principal balance and unpaid accrued interest was due the earlier of: (1) the fourth anniversary of the acquisition date on March 13, 1996, or (2) six months after the death of the former owner. However, this note was repaid in July 1995 using a portion of the proceeds from the public offering of stock.

                            BDM INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

9. DEBT--(CONTINUED)

    FACE Acquisition Note. Effective January 1, 1993, the Company acquired FACE Holding BV (a Netherlands Company). To finance the acquisition, the Company executed a line of credit arrangement in April 1993 with a Netherlands bank for up to $2.7 million. The outstanding balance incurred interest at 2% above the prime rate of the Dutch Central Bank. In August 1994, this amount was repaid with borrowings from the Company's credit facility.

    Subordinated Conditional Note. In connection with the acquisition of the Company in 1990, in exchange for $3 million in consideration, the Company issued the right to additional future consideration based upon the Company's actual earnings before interest and taxes (EBIT) for the years 1991 through 1993. The Company reflected the $3 million consideration as an estimate for this liability, thereafter termed the Subordinated Conditional Note. At the conclusion of 1993, it became evident that the EBIT level necessary to trigger the additional purchase price consideration would not be attained for any of the years 1991 through 1993. The Subordinated Conditional Note included a provision that if the EBIT levels were not met, the Company would not be liable for any conditional amount, or interest thereon, including the amount paid as consideration. Accordingly, during the year ended December 31, 1993, the Company recognized an extraordinary gain of $1.7 million, net of related income tax expense, on the reversal of the amount initially assigned to the conditional principal liability. Interest expense had not been accrued on the assigned value of the right to the conditional principal amount.

    Maturities. Maturities of debt outstanding at December 31, 1995, were as follows: 1996--$0.5 million; 1997--$0.1 million; 2000--$25.8 million.

    Interest Expense. Total interest expense incurred during 1995, 1994 and 1993 was $4.4 million, $5.1 million and $4.6 million, respectively. The weighted average interest rate incurred for the years ended December 31, 1995, 1994 and 1993, was 9.25%, 7.04% and 10.33%, respectively.

10. INCOME TAXES

    The components of income before taxes were as follows for the years ended December 31, (dollars in thousands):

                                                    1995       1994       1993
                                                   -------    -------    -------
Domestic........................................   $25,890    $12,335    $10,648
Foreign.........................................     7,517     10,443      8,012
                                                   -------    -------    -------
  Income before taxes...........................   $33,407    $22,778    $18,660
                                                   -------    -------    -------
                                                   -------    -------    -------

                            BDM INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

10. INCOME TAXES--(CONTINUED)

    The provision for income taxes included the following for the years ended December 31, (dollars in thousands):

                                                                       1995       1994      1993
                                                                      -------    ------    ------
Current provision:
  Federal.........................................                    $ 9,530    $3,193    $  138
  State...........................................                      1,634       942     1,033
  Foreign.........................................                      4,535     3,000     1,200
                                                                      -------    ------    ------
      Total current provision.....................                     15,699     7,135     2,371
                                                                      -------    ------    ------

Deferred (benefit) provision:
  Federal...........................................................   (3,745)    1,629     3,365
  State.............................................................     (642)      223        97
  Foreign...........................................................    3,703       713     1,799
                                                                      -------    ------    ------
      Total deferred (benefit) provision............................     (684)    2,565     5,261
                                                                      -------    ------    ------
      Total provision for income taxes..............................  $15,015    $9,700    $7,632
                                                                      -------    ------    ------
                                                                      -------    ------    ------

    The actual provision for income taxes as a percentage of pre-tax income varies from the U.S. Federal statutory income tax rate for the following reasons:


                                                                         1995     1994     1993
                                                                         ----     ----     ----
U.S. Federal statutory income tax rate...............................    35.0%    35.0%    35.0%
State income taxes, net of federal income tax benefits...............     6.0      6.0      6.0
Tax effect relating to non-deductible goodwill amortization..........     2.7      1.6      1.6
Tax effect relating to write off of tax benefits on foreign
  subsidiary.........................................................     1.2      --       --
Differences between U.S. Federal statutory and foreign income
  tax rates..........................................................     --       --      (2.8)
Effect of U.S. Federal tax rate increase on cumulative deferred tax
  liability..........................................................     --       --       1.1
                                                                         ----     ----     ----
Effective income tax rate............................................    44.9%    42.6%    40.9%
                                                                         ----     ----     ----
                                                                         ----     ----     ----

                                   BDM INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

10. INCOME TAXES--(CONTINUED)

    The sources and tax effects of temporary differences which result in a net deferred income tax liability were as follows as of December 31, (dollars in thousands):

                                                                             1995       1994
                                                                            -------    -------
Financial reporting basis of net assets acquired.........................   $ 5,532    $ 4,725
Other....................................................................       308        480
Revenue recognition......................................................    23,251     26,531
                                                                            -------    -------
  Gross deferred tax liability...........................................    29,091     31,736
                                                                            -------    -------
Financial reporting depreciation in excess of tax depreciation...........       735        646
Accrued expenses.........................................................     9,215      7,994
Foreign operating loss carryforward......................................       669      4,400
Accruals in excess of deductible write-offs..............................     5,981      3,797
Tax credit carryforwards.................................................     2,490      4,215
                                                                            -------    -------
  Gross deferred tax asset...............................................    19,090     21,052
                                                                            -------    -------
    Net deferred liability...............................................   $10,001    $10,684
                                                                            -------    -------
                                                                            -------    -------

    As of December 31, 1995, the Company had foreign tax credit carryforwards (FTC's) of $2.5 million expiring in various years through 1999. Utilization of the FTC's is subject to certain limitations, including the future amount of taxable foreign source income, the effective tax rate on such income and the amount of future U.S. taxable income. The Company also has a net operating loss carryforward of $1.6 million generated by IABG prior to its acquisition in 1993 by the Company to offset future taxable income in Germany. The temporary differences between depreciation expense for financial reporting purposes and income tax reporting purposes resulting from the fixed asset write-up for the IABG acquisition provides assurance of future taxable income sufficient to utilize the remaining net operating loss carryforward. Accordingly, no valuation allowance is necessary. The term of the net operating loss carryforward is not limited.

11. STOCKHOLDERS' EQUITY

  Description of Capital Stock

    The Company is authorized to issue a total of 52,500,000 shares of capital stock, consisting of 500,000 shares of Preferred Stock, 50,000,000 shares of Common Stock and 2,000,000 shares of Class B Common Stock, all shares with $.01 par value. The Preferred Stock may be issuable in one or more series from time to time at the discretion of the Board of Directors. The Board of Directors is authorized to fix the respective designation, relative rights, preferences, qualifications, restrictions and limitations of each series.

    Each share of Common Stock is entitled to one vote in elections of directors and all other matters required or permitted to be submitted to a vote of the stockholders. The holders of Class B Common Stock have no voting rights. Holders of both Common Stock and Class B Common Stock are entitled to receive dividends, when and if declared by the Board of Directors of the Company. The shares of Class B Common Stock are convertible into the same number of shares of Common Stock upon their dispostion in connection with the occurrence of certain events including a sale of all or substantially all of the Common Stock of the Company; a merger or consolidation of the Company in which the

                            BDM INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

11. STOCKHOLDERS' EQUITY--(CONTINUED)

stockholders of the Company receive cash and/or marketable securities in exchange for their stock; and an underwritten public offering of Common Stock of the Company.

  Fair Value of Common Stock

    Since the acquisition of the Company in October 1990, through June 28, 1995, there was no public market for the Company's Common Stock. The fair value of the Company's Common Stock was determined by the Board of Directors based primarily on periodic valuations performed by an independent valuation company. On June 28, 1995, the Company's public offering was effective, and its Common Stock began trading on June 29, 1995, on the Nasdaq. The fair value of the Company's Common Stock has since been determined based on Nasdaq quotation systems.

  Stockholders Agreement

    At the time of the purchase of the Company in October 1990, certain members of the Company's then senior management (the Management Group) and the outside investors (the Investor Group) entered into a Stockholders Agreement. As subsequently amended, the Stockholders Agreement required the Investor and Management Groups to vote their shares to provide for a fourteen member Board of Directors consisting of seven members designated by the Investor Group, four members designated by the Management Group, and three members designated jointly by both groups. The Stockholders Agreement terminated in accordance with its terms following the 1995 offering, when at least 33% of the aggregate number of the Company's outstanding shares of Common Stock were distributed publicly.

  Investor Stock Purchase Agreement

    An Investor Stock Purchase Agreement, also executed at the time of the purchase of the Company in October 1990, provides the Company and members of the Investor Group with the right of first refusal in the event any member of the Investor Group desires to sell the shares purchased under the agreement, subject to certain exceptions. The agreement also provides for anti-dilution, piggy-back and demand registration rights. With the exception of the underwriters' discount, most of the expenses incurred in connection with the exercise of such registration rights by certain stockholders would be borne by the Company.

  Common Stock Purchase

    On May 27, 1994, the Company acquired 2,250,000 shares and 350,000 shares of its outstanding Common Stock and Class B Common Stock, respectively, for its then fair value of $14.00 per share from the Investor Group. Coincident with this stock purchase, these common shares, as well as all previously acquired treasury shares, were cancelled.

                            BDM INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

12. EQUITY PARTICIPATION PROGRAMS

  Employee Stock Purchase Plans

    The Company implemented an Employee Stock Purchase Plan in March 1993. The Plan allowed participants to buy Common Stock at the fair market value through payroll deductions. Each participating employee was able to purchase up to 26 shares of Common Stock per month at the fair market value per share. On various occasions since inception of the Plan, the Company has acquired 282,072 shares of its outstanding Common Stock at its then fair market value ranging from $8.00 through $17.25. During the years ended December 31, 1995, 1994 and 1993, the Plan participants purchased 51,174, 127,120 and 78,229 shares for an average of $16.17, $12.75 and $8.00 per share, respectively.

    Effective July 1, 1995, the above plan was discontinued and replaced with the 1995 Employee Stock Purchase Plan (the 1995 Plan). The 1995 Plan is a qualified non-compensatory employee stock purchase plan which has reserved 750,000 shares of common stock for issuance under this plan. The 1995 Plan allows all employees of the Company's domestic subsidiaries to purchase a limited amount of common stock at a discount during the offering period of July 1, 1995 to June 30, 1996. The purchase price of the Company's stock is the lesser of $15.725, which is 85% of the initial offer price of $18.50 per share in the public offering, or 85% of the market value at the end of each month. During 1995, participants in this plan purchased 317,699 shares at $15.725 per share.

  1990 Stock Option Plan

    In 1990, the Company established a Stock Option Plan (the 1990 Plan) to provide officers and key employees with up to 1,562,500 qualified or non-qualified incentive stock options to purchase shares of Common Stock. The 1990 Plan provides that qualified incentive stock options (as defined in the Internal Revenue Code) have an exercise price equal to the fair market value of the Common Stock on the date of the option grant. Non-qualified incentive stock options have exercise prices as determined by the Compensation Committee of the Board of Directors. The 1990 Plan provides for adjustments in the number of shares related to stock options and their respective exercise prices in the event of stock dividends or stock splits, and for adjustments in the event that the Company effects a recapitalization or other change in its capital structure. Options granted pursuant to the 1990 Plan vest over periods ranging from one to five years. All options pursuant to this plan have been granted. As of December 31, 1995, the Company had 1,068,846 shares of Common Stock reserved for issuance upon exercise of this plan's remaining outstanding options and 41,314 shares of Common Stock reserved for future option grants.

  1994 Stock Option Plan

    In 1994, the Company's Board of Directors reserved 1,000,000 shares of Common Stock and established the 1994 Stock Option Plan to succeed the 1990 Plan. The continuation 1994 Plan has identical provisions as the predecessor 1990 Plan. At December 31, 1995, the Company had 208,950 shares of Common Stock reserved for issuance upon exercise of outstanding options and 791,050 shares of Common Stock reserved for future option grants.

  Management Incentive Stock Purchase Program

    In 1991, the Company established the Management Incentive Stock Purchase Program (MIS Plan), which provides for the granting of up to 1,111,111 nonqualified options to purchase shares of Common Stock to certain senior members of management. The option exercise price is $.01 per share. Intended to serve as incentive compensation for management, a portion of each option grant vested each year based on management's ability to meet defined minimum performance criteria. The majority of

                            BDM INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

12. EQUITY PARTICIPATION PROGRAMS--(CONTINUED)

remaining outstanding options became fully vested on March 31, 1995 as the related performance criteria for 1994 was achieved. Upon option grant, the Company records deferred compensation equal to the difference between the fair market value of the Company's Common Stock on the date of grant and the option exercise price. The deferred compensation is expensed over the vesting term of the underlying options. As of December 31, 1995, the Company had 25,000 shares of Common Stock reserved for issuance upon exercise of the outstanding options and 4,442 shares of Common Stock reserved for future option grants.

    Stock option activity pursuant to these plans has been as follows:

                                                     MIS PLAN                 NON-MIS PLAN
                                            --------------------------    ---------------------
                                                        EXERCISE PRICE                  EXERCISE PRICE
                                             SHARES       PER SHARE        SHARES         PER SHARE
                                            --------    --------------    ---------    ----------------
Balance,
  January 1, 1993........................    612,811         $.01           632,440      $4.00- $ 5.25
  Granted................................     25,000          .01           429,925       5.25-   8.00
  Exercised..............................   (506,147)         .01          (102,310)      4.00-   5.25
  Forfeited..............................     (2,811)         .01           (19,540)      4.00-   8.00
                                            --------                      ---------
Balance,
  December 31, 1993......................    128,853          .01           940,515       4.00-   8.00
  Granted................................      --          --               471,050       8.00-  14.00
  Exercised..............................    (17,291)         .01           (99,678)      4.00-   8.00
  Forfeited..............................    (20,208)         .01           (95,589)      4.00-  12.00
                                            --------                      ---------
Balance,
  December 31, 1994......................     91,354          .01         1,216,298       4.00-  14.00
  Granted................................     30,000          .01           392,950      14.00-  26.38
  Exercised..............................    (96,354)         .01          (238,892)      4.00-  12.00
  Forfeited..............................      --             .01           (92,560)      5.25-  14.00
                                            --------                      ---------
Balance,
  December 31, 1995......................     25,000         $.01         1,277,796      $4.00- $26.38
                                            --------          ---         ---------    ----------------
                                            --------          ---         ---------    ----------------

    At December 31, 1995, 629,177 options were exercisable under the 1990 Plan, and no options were exercisable under the 1994 Plan or the MIS Plan. On February 23, 1996, the Company granted options to purchase an aggregate of 401,950 shares of Common Stock under the 1990 and 1994 Plans to certain employees at an exercise price equal to the fair value of $35.50 per share at that date.

    The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards 123 (FAS 123), "Accounting for Stock-Based Compensation." FAS 123 encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based on new fair value accounting rules. Companies that choose not to adopt the new accounting rules will continue to apply the existing rules, but will be required to disclose in the footnotes to the financial statements the pro forma net income and earnings per share as if the new rules had been adopted. As permitted by FAS 123, BDM will adopt the new standard in 1996 and will choose to continue the current accounting for stock-based compensation. Beginning in 1996, the Company will disclose in the footnotes to the financial statements the pro forma net income and earnings per share calculated using the new accounting rules.

                            BDM INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

12. EQUITY PARTICIPATION PROGRAMS--(CONTINUED)

  Directors' Stock Purchase Plan

    Members of the Company's Board of Directors are eligible to receive their compensation in the form of Common Stock in lieu of cash. During 1995, 1994 and 1993, the Company issued 7,369, 14,296 and 23,018 shares, respectively, of Common Stock for this purpose. During 1995 and 1994, the Company purchased 6,298 and 13,750 shares, respectively, of its outstanding Common Stock for $14.00 per share for use by this plan. As of December 31, 1995, the Company had 10,318 shares of Common Stock reserved for issuance upon the exercise of the board members' option to receive compensation in this form.

13. RETIREMENT PLANS

    The Company maintains a 401(k) plan covering substantially all full-time employees of the Company's domestic subsidiaries. Employees may direct the investment of their contributions among several mutual fund options. Employees may contribute up to the maximum allowed by federal regulations, currently, 15% of their monthly salary or a maximum of $9,240. The Company contributes an amount equal to 25% of the first 4% of the employee's salary contributed to the plan by the employee. For the years ended December 31, 1995, 1994 and 1993, the Company's contribution was approximately $907,000, $842,000 and $719,000, respectively. At the time of the Company's change in ownership in 1990, employees were allowed a one-time option to purchase the Company's Common Stock with balances in their plan. Effective July 1, 1995, the BDM Stock Fund became an active fund option in BDM's 401(k) Savings Plan. A total of 303,661 common shares were held by the participants of the plan as of December 31, 1995.

    The Company also sponsors several other defined contribution plans for substantially all of the employees of IABG. Participation in the plans is voluntary; however, participants are required to make contributions to the plans equal to 50% of the amount of the Company contribution. Company contributions are based on percentages of the employees' monthly salary up to maximum monthly benefits. The plans are fully funded and assets of the plans are invested in insurance company annuities. The Company incurred $3.8 million, $3.5 million and $423,000 in plan contribution expense for the years ended December 31, 1995, 1994 and in 1993 since the November 16, 1993 acquisition date, respectively.

    The Company has a defined benefit pension plan (the Retirement Plan) and a supplemental executive retirement plan (SERP) providing noncontributory retirement benefits for eligible employees. Benefits are determined based upon years of service and employee compensation. The Company's funding policy is to contribute annually, at a minimum, amounts required by applicable laws and regulations. Retirement Plan assets are invested principally in a group annuity contract with an insurance company, as well as in a portfolio of diversified equity securities and mutual funds. In addition, one of the Company's subsidiaries, BDM Oklahoma, Inc. , has a defined benefit pension plan which mirrors the Retirement Plan.

                            BDM INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

13. RETIREMENT PLANS--(CONTINUED)

    The net periodic pension expense for these defined benefit plans included the following components for the years ended December 31, (dollars in thousands):

                                                                          1995        1994       1993
                                                                        --------     -------    -------
Service cost...................................................         $  4,883     $ 4,975    $ 3,686
Interest cost on projected benefit obligation..................            5,153       5,752      4,385
Actual return on plan assets...................................          (11,978)       (526)    (5,864)
Net amortization and deferral..................................            7,681      (5,590)       521
                                                                        --------     -------    -------
Net periodic pension expense...................................         $  5,739     $ 4,611    $ 2,728
                                                                        --------     -------    -------
                                                                        --------     -------    -------

    The funded status of the Company's defined benefit plans as well as other disclosures required by Statement of Financial Accounting Standard No. 87--Accounting for Employee Benefit Plans (FAS 87) were as follows (dollars in thousands):

                                                             DECEMBER 31, 1995      DECEMBER 31, 1994
                                                            --------------------   --------------------
                                                            RETIREMENT             RETIREMENT
                                                               PLAN       SERP        PLAN       SERP
                                                            ----------   -------   ----------   -------
Actuarial present value of vested benefit obligation......   $ 64,635    $ 1,804    $ 66,516    $ 1,593
                                                            ----------   -------   ----------   -------
                                                            ----------   -------   ----------   -------
Actuarial present value of accumulated benefit
  obligation..............................................   $ 68,216    $ 1,804    $ 68,774    $ 1,607
                                                            ----------   -------   ----------   -------
                                                            ----------   -------   ----------   -------
Plan assets at fair value.................................   $ 65,539    $ --       $ 66,073    $ --
Actuarial present value of projected benefit obligation...    (74,626)     1,896     (73,700)    (1,794)
                                                            ----------   -------   ----------   -------
Plan assets less than projected benefit obligation........     (9,087)    (1,896)     (7,627)    (1,794)
Unrecognized prior service cost...........................      2,761         54       3,588          6
Unrecognized net gain (loss)..............................        783         84      (1,331)       140
Adjustment required to recognize minimum liability........     --            (46)     --          --
                                                            ----------   -------   ----------   -------
Accrued pension cost......................................   $ (5,543)   $(1,804)   $ (5,370)   $(1,648)
                                                            ----------   -------   ----------   -------
                                                            ----------   -------   ----------   -------

    The actuarial present values of the vested benefit obligations shown above represent the amount to which employees are entitled based on the employees' expected dates of separation or retirement. Assumptions, based on actual historical results, used in accounting for the defined benefit plans were as follows as of December 31,:

                                                                             1995       1994      1993
                                                                            -----      -----     -----
Discount rate for projected benefits................................        7.75%       8.5%       7.5%
Average wage increases..............................................         4.0%       4.0%       4.0%
Expected long-term return on plan assets............................         9.5%      10.0%      10.0%

    On January 1, 1995, the Company made a disbursement of $16.7 million to fully settle certain benefits of the Retirement Plan with the purchase of an insurance contract. This resulted in a net loss of $349,000 recognized in 1995.

    The Company also maintains another defined benefit pension plan covering nine past and present members of the management board of IABG. Benefits are determined based on the members' years of service and compensation. The Company had an accrued balance of $5.9 million and $5.7 million for this pension obligation as of December 31, 1995 and 1994, respectively. The contribution expense amounted to $345,000 in 1995, $554,000 in 1994, and $128,000 for the
period of ownership in 1993. No

                            BDM INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

13. RETIREMENT PLANS--(CONTINUED)

additional pension disclosures required by FAS 87 have been provided since the majority of the members covered by the plan have retired and the liability reflected in these financial statements for this plan will not increase significantly in the future.

    The Company maintains a self-insurance plan to cover the costs of certain employee health benefits. As of December 31, 1995 and 1994, the estimated balance accrued for the cost of incurred but unreported claims was approximately $2 million. The Company's annual liability for claims expense is contractually limited pursuant to an agreement with an insurance company. The actual claims expense for 1995 did not exceed the contractual maximum.

14. TRANSACTIONS WITH RELATED PARTIES

    The Chairman and Vice Chairman of the Company's Board of Directors are the Chairman and a Managing Director, respectively, of Carlyle. The Company retains Carlyle to provide certain advisory and consulting services for an annual fee of $500,000 plus expenses. Total amounts incurred by the Company related to these services for the years ended December 31, 1995, 1994 and 1993 were approximately $506,000, $505,000 and $535,000, respectively.

    Prior to its privatization by the German government in 1993, IVG was majority owned by the German government (See Note 3). Contract revenue derived by IABG from the German government and its ministries totaled $120.4 million and $118.5 million, respectively, for the years ended December 31, 1995 and 1994 and $16.3 million for the period from November 16, 1993 through December 31, 1993. The total amount receivable from the German government at December 31, 1995 and 1994 was $10.5 million and $3.3 million, respectively.

    IABG leases most of its facilities from IVG (a 20% owner of IABG). Total rent expense incurred with IVG for the years ended December 31, 1995, 1994 and 1993 was $8.1 million, $7.3 million and $1.1 million, respectively. IABG earns a market rate of interest on a related $5 million lease deposit with IVG. Interest income earned during 1995 amounted to $254,000. Interest earned during 1994 since the installment payments of the lease deposit in 1994 totaled $20,000.

15. UNCONSOLIDATED AFFILIATES

    The Company has ownership interests ranging from 42% to 50% in certain unconsolidated joint ventures. The Company's investments in and advances to the unconsolidated joint ventures, as well as the location of the ventures' operations, are summarized as follows (dollars in thousands):

                                                                                    DECEMBER 31,
                                                               OWNERSHIP AT       ----------------
                                                             DECEMBER 31, 1995     1995      1994
                                                             -----------------    ------    ------
VBR, Turkey...............................................           50%          $1,556    $1,880
AWV, Sultanate of Oman....................................           50%           2,063     1,793
Seavin, Egypt.............................................           50%           1,153     1,174
Others....................................................           42%             450       346
                                                                                  ------    ------
                                                                                  $5,222    $5,193
                                                                                  ------    ------
                                                                                  ------    ------

                                      BDM INTERNATIONAL, INC.
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

15. UNCONSOLIDATED AFFILIATES--(CONTINUED)

    Combined summarized financial information of all of the Company's joint ventures was as follows as of December 31, or for the years then ended (dollars in thousands):

                                                                              1995        1994
                                                                            -------     -------
Current assets...........................................................    $14,951     $14,943
Non-current assets.......................................................        966         775
Current liabilities......................................................      6,169       5,181
Non-current liabilities..................................................         56         245
Revenue..................................................................     75,092      72,946
Gross profit.............................................................      4,545       4,663
Net income...............................................................      2,995       3,681


16. MAJOR CLIENTS AND GEOGRAPHIC OPERATIONS

  Major Clients

    Revenue from major clients was as follows for the years ended December 31, (dollars in thousands):

                                                                 1995        1994        1993
                                                               --------    --------    --------
U.S. Government (including subcontract revenue from
government primes)..........................................   $449,504    $376,980    $383,661
International defense agencies..............................    222,755     193,523     122,227
Other government agencies...................................     81,878      94,966      22,332
Commercial..................................................    135,837     108,780      30,072
                                                               --------    --------    --------
      Total.................................................   $889,974    $774,249    $558,292
                                                               --------    --------    --------
                                                               --------    --------    --------

    No contract individually represented more than 10% of total revenue in 1995 or 1994, while one contract individually represented more than 10% of total revenue for the year ended December 31, 1993, totaling $74.8 million.

                                      BDM INTERNATIONAL, INC.
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

16. MAJOR CLIENTS AND GEOGRAPHIC OPERATIONS--(CONTINUED)

  Geographic Operations

    Revenue, operating profit and assets by geographic area of all consolidated subsidiaries were as follows as of or for the years ended December 31, (dollars in thousands):

                                                                 1995        1994        1993
                                                               --------    --------    --------
Revenue:
  United States.............................................   $547,660    $438,474    $414,528
  Europe....................................................    216,738     201,418      32,940
  Middle East...............................................    125,576     134,357     110,824
                                                               --------    --------    --------
      Total.................................................   $889,974    $774,249    $558,292
                                                               --------    --------    --------
                                                               --------    --------    --------
Operating profit:
  United States.............................................   $ 29,867    $ 16,559    $ 14,923
  Europe....................................................      1,838       2,064       2,965
  Middle East...............................................      7,204       8,321       4,282
                                                               --------    --------    --------
      Total.................................................   $ 38,909    $ 26,944    $ 22,170
                                                               --------    --------    --------
                                                               --------    --------    --------
Assets:
  United States.............................................   $221,488    $209,983    $167,851
  Europe....................................................    127,009     103,582      96,240
  Middle East...............................................     15,296      21,986      39,345
                                                               --------    --------    --------
      Total.................................................   $363,793    $335,551    $303,436
                                                               --------    --------    --------
                                                               --------    --------    --------

    Europe's results for 1995 include a one-time write off of $1.6 million for goodwill discussed in Note 7.

17. COMMITMENTS AND CONTINGENCIES

  Government Audits

    Payments to the Company on United States or foreign government contracts are subject to adjustments upon audit by various agencies of the respective governments. Audits currently in progress are in varying stages of completion; however, management does not expect the results of these audits, or audits related to any operations prior to December 31, 1995, subsequently initiated, to have a material effect on the Company's financial position, results of operations, or liquidity.

  Litigation and Claims

    The Company is a party to various legal actions, claims, government inquiries and audits resulting from the normal course of business. The Company believes that any resulting liability should not have a material effect on the financial position, results of operations, or liquidity of the Company.

  Environmental Matters

    One of the Company's wholly owned subsidiaries was previously notified by the United States Environmental Protection Agency (EPA) that is one of several potentially responsible parties (PRPs) for remediation in connection with asbestos present at two sites. The subsidiary, along with another PRP, entered into a consent decree with the EPA in 1992, by which the subsidiary and the other PRP are obligated to reimburse the EPA for costs incurred in its assessment and monitoring of approximately

                            BDM INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

17. COMMITMENTS AND CONTINGENCIES--(CONTINUED)

$1.6 million and to undertake work to address the environmental exposure as defined in the consent decree. The Company originally accrued $4.4 million which management believed to be the best estimate of the liability for this claim. Amounts paid and charged against this provision through 1995 totaled approximately $3 million. Management believes that the remaining accrual for this contingency of $1.4 million is sufficient to cover costs to be incurred related to the subsidiary's performance pursuant to the consent decree.

    Another of the Company's subsidiaries was previously notified by the Massachusetts Department of Environmental Protection that it is also one of several PRPs in an environmental matter arising as a result of work performed on a contract with the U.S. Air Force. The U.S. Air Force reimbursed the company for all costs incurred to date in connection with this matter. No costs were incurred by the Company in 1995 or 1994 relative to this contingency. No accrual has been recorded as of December 31, 1995 as the risk of loss to the Company is considered to be remote, and the remaining potential amounts involved are considered to be immaterial.

  Lease Obligations

    The Company leases office space and equipment under various operating lease agreements. Leases for principal office space typically have terms of five to twenty years and carry optional renewal periods of five to twenty years. Most leases include provisions for periodic rent escalations based on changes in various economic indices. Amounts representing aggregate rent expense on all operating leases, excluding equipment rented for use on specific contracts and reimbursed pursuant to the terms of those contracts, totalled $31.7 million, $35.4 million and $23.9 million for the years ended December 31, 1995, 1994 and 1993, respectively.

    Future minimum payments on non-cancellable operating leases were as follows on December 31, 1995 (dollars in thousands):

                                                            WHOLLY-OWNED
                                                            SUBSIDIARIES                IABG
                                                        --------------------    --------------------
 YEAR ENDING                                            OFFICE                  OFFICE
DECEMBER 31,                                             SPACE     EQUIPMENT     SPACE     EQUIPMENT
------------                                            -------    ---------    -------    ---------
1996.................................................   $17,866     $ 1,243     $ 9,633     $   722
1997.................................................    13,244         946       8,194         290
1998.................................................     9,046         489       8,064         160
1999.................................................     2,613          70       7,616         105
2000.................................................     1,373           8       7,512          51
  Thereafter.........................................     1,464       --         31,209       --
                                                        -------    ---------    -------    ---------
    Total............................................   $45,606     $ 2,756     $72,228     $ 1,328
                                                        -------    ---------    -------    ---------
                                                        -------    ---------    -------    ---------

    The Company's share of the future minimum lease commitments of IABG is 45%. The remaining 55% commitment is the responsibility of the subsidiary's other owners.

    IABG is required to provide cash collateral of $6.4 million to the lessor for its facilities which are leased through the year 2004. Approximately $4.8 million of this commitment was paid in 1994 and the remaining $1.6 million was paid on November 16, 1995. The amount of the collateral balance will be reduced by the landlord by $2.4 million prior to the end of the lease term in $600,000 increments paid every two years beginning on November 16, 1997. Cash on deposit is interest-bearing and interest income will accrue at current market rates payable quarterly.

                            BDM INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

17. COMMITMENTS AND CONTINGENCIES--(CONTINUED)

    After the termination of certain of the leases for operating facilities of IABG, the Company is liable for costs to be incurred, cumulatively up to $7 million adjusted for inflationary changes in a specified economic index, for any removal or repair of buildings and facilities deemed necessary by the lessor. For any year that the related lease is extended beyond the year 2013, the commitment is reduced by 1/10th per year to a minimum commitment of $1 million. The Company's share of the reclamation costs would be 45%. No amounts have been accrued for this contingency.

  Sublease Commitments

    Sublease rental income earned was $2.5 million, $4.4 million and $2.6 million during the years ended December 31, 1995, 1994 and 1993, respectively. Future minimum payments on non-cancellable subleases were as follows as of December 31, 1995 (dollars in thousands):

     YEAR ENDING
     DECEMBER 31,
     ------------
         1996....................................................   $1,327
         1997....................................................      732
         1998....................................................      441
         1999....................................................       45
         2000....................................................     --
         Thereafter..............................................     --
                                                                    ------
           Total.................................................   $2,545
                                                                    ------
                                                                    ------

18. SELECTED QUARTERLY DATA (UNAUDITED) (DOLLARS IN THOUSANDS, EXCEPT PER SHARE
DATA):

                                                                        1994
                                                    --------------------------------------------
                                                     FIRST       SECOND      THIRD       FOURTH
                                                    --------    --------    --------    --------
Revenue..........................................   $165,163    $174,421    $195,477    $239,188
Operating profit.................................      5,557       5,761       7,347       8,279
Net income.......................................      2,908       3,005       3,100       4,065
Earnings per share...............................       0.24        0.26        0.31        0.41
                                                                        1995
                                                    --------------------------------------------
                                                                 SECOND
                                                     FIRST        (1)        THIRD       FOURTH
                                                    --------    --------    --------    --------
Revenue..........................................   $191,901    $213,064    $215,900    $269,109
Operating profit.................................      9,905       8,790       9,339      10,875
Net income.......................................      3,334       3,870       5,291       5,897
Earnings per share...............................       0.33        0.38        0.40        0.44
Sale prices of Common stock:
  High...........................................        n/a      21 1/2      28 1/2      30 1/2
  Low............................................        n/a      19 7/8      20 1/4      23 3/4

------------

(1) Sale price of common stock commencing June 29, 1995.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    Reference is made to Item 4A of Part I hereof for certain information required by this Item 10. Additional information required by this item is hereby incorporated by reference from the Company's definitive proxy statement to be filed with the Commission under Section 14A of the Securities Exchange Act of 1934 on or before April 30, 1996, or shall be filed by amendment to this Form 10-K on or prior to such date.

ITEM 11. EXECUTIVE COMPENSATION.

    The information required by this item is hereby incorporated by reference from the Company's definitive proxy statement to be filed with the Commission under Section 14A of the Securities Exchange Act of 1934 on or before April 30, 1996, or shall be filed by amendment to this Form 10-K on or prior to that date.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The information required by this item is hereby incorporated by reference from the Company's definitive proxy statement to be filed with the Commission under Section 14A of the Securities Exchange Act of 1934 on or before April 30, 1996 or shall be filed by amendment to this Form 10-K on or prior to that date.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The information required by this item is hereby incorporated by reference from the Company's definitive proxy statement to be filed with the Commission under Section 14A of the Securities Exchange Act of 1934 on or before April 30, 1996, or shall be filed by amendment to this Form 10-K on or prior to that date.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

    (a)1. Financial Statements:

       Report of Independent Accountants

       Consolidated Balance Sheets as of December 31, 1995 and 1994

       Consolidated Statements of Operations for the years ended December 31, 1995, 1994 and 1993

       Consolidated Statements of Stockholders' Equity for the years ended
        December 31, 1995, 1994 and 1993

       Consolidated Statements of Cash Flows for the years ended December 31,
        1995, 1994 and 1993

       Notes to Consolidated Financial Statements

    (a)2. Financial Statement Schedules:

       All schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the notes thereto under Item 8.

    (a)3. Exhibits:

EXHIBIT
  NO.                                         DESCRIPTION
-------                                       -----------
   3.1    Amended and Restated Certificate of Incorporation.++++
   3.2    Amended and Restated By-Laws.++++
   4.1    Specimen Common Stock certificate.#
   4.2    Investor Stock Purchase Agreement, dated October 23, 1990, among BDM Holdings,
          Inc., The Carlyle Partners Leveraged Capital Fund I, L.P., Equitable Partnership
          II, L.P., Equitable Deal Flow Fund, L.P., and the Richard King Mellon Foundation.+
   4.3    Amendment No. 1 to Investor Stock Purchase Agreement, dated May 31, 1995.#
  10.1    Transaction Agreement, dated October 2, 1990, among New BDM, Inc., BDM Holdings,
          Inc., The Carlyle Group, L.P., Loral Corporation and Loral Aerospace Corporation.+
  10.2    Amendment No. 1 to Transaction Agreement, dated October 23, 1990, by and among New
          BDM, Inc., BDM Holdings, Inc., The Carlyle Group, L.P., Loral Corporation and Loral
          Aerospace Corporation.+
  10.3    Non-Competition Agreement, dated March 13, 1992, by and among the selling shareholder, BDM Holdings, Inc. and Vinnell Corporation.++
  10.4    Stock Purchase and Redemption Agreement, dated March 13, 1992, by and among the selling shareholder, Vinnell Corporation and BDM Holdings, Inc.++
  10.5    Subordinated Guaranty Agreement, dated March 13, 1992, by and among the selling shareholder, BDM Holdings, Inc. and Vinnell Corporation.++
  10.6    Consulting Agreement, dated March 13, 1992, among BDM Holdings, Inc., the selling shareholder and Vinnell Corporation.++
  10.7    Agreement, dated November 16, 1993, among the Federal Republic of Germany,
          Industrieanlagen-Betriebsgesellschaft mbH, BDM International, Inc.,
          Industrieverwaltungsgesellschaft AG and IABG Holding GmbH.+++
  10.8    Voting Rights Agreement, dated November 16, 1993, between
          Industrieverwaltungsgesellschaft AG and BDM Europe BV.+++
  10.9    1990 Stock Option Plan.+*

EXHIBIT
  NO.                                         DESCRIPTION
-------                                       -----------
  10.10   Form of Management Incentive Stock Purchase Agreement.+*
  10.11   Form of Director Stock Purchase Plan Purchase Authorization.++++*
  10.12   BDM International, Inc. 401(k) Savings Plan.###
  10.13   The BDM Retirement Plan.###
  10.14   The BDM International, Inc. Supplemental Executive Retirement Plan, effective
          December 26, 1984.+*
  10.15   BDM International, Inc. Defined Contribution Supplemental Executive Retirement
          Plan, effective October 8, 1993.++++*
  10.16   The BDM Corporation Cash and Stock Incentive Compensation Plan.+*
  10.17   Letter Agreement, dated March 4, 1992, between BDM International, Inc. and Philip
          A. Odeen.++++*
  10.18   1994 Stock Option Plan.++++*
  10.19   Revolving Credit Agreement, dated as of September 7, 1995, among BDM International,
          Inc., the Lenders party thereto, Corestates Bank, N.A. as Co-Agent and The First
          National Bank of Chicago as Agent.###
  11      Statement of Computation of Earnings Per Share.###
  21      Subsidiaries of BDM International, Inc.++++++
  23.1    Consent of Coopers & Lybrand
  27      Financial Data Schedule.

------------

    * Management contract or compensatory plan or arrangement.

    + Incorporated by reference to Registration Statement on Form S-1 (File No.
      33-38405) of BDM Holdings, Inc. filed with the SEC on February 14, 1991.

   ++ Incorporated by reference to Current Report on Form 8-K (File No.
      33-38405) of BDM International, Inc. filed with the SEC on March 13, 1992.

  +++ Incorporated by reference to Amendment No. 1 to Current Report on Form
      8-K/A (File No. 33-38405) of BDM International, Inc. filed with the SEC on January 31, 1994.

 ++++ Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1993 ( File No. 33-38405) filed with the SEC on March 31, 1994.

+++++ Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 000-23966) of BDM International, Inc. filed with the SEC on March 30, 1995.

     # Incorporated by reference to Amendment No. 3 to the Registration
       Statement on Form S-1 (File No. 33-77096) of BDM International, Inc. filed with the SEC on June 20, 1995.

     ## Incorporated by reference to Amendment No. 4 to the Registration
        Statement on Form S-1 (File No. 33-77096) of BDM International, Inc. filed with the SEC on June 26, 1995.

     ### Incorporated by reference to the Registration Statement on Form S-3
         (File No. 333-01513) of BDM International, Inc. filed with the SEC on March 6, 1996.

    (b) Reports on Form 8-K:

        No reports were filed by the Company on Form 8-K during the fourth quarter of 1995.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in McLean, Virginia on March 10, 1996.

                                                BDM INTERNATIONAL, INC.




                                                By  /s/ PHILIP A. ODEEN
                                             ...................................
                                                      Philip A. Odeen
                                                         President

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              SIGNATURE                           TITLE                           DATE
              ---------                           -----                           ----
 (i) Principal executive officer:

         /s/ PHILIP A. ODEEN            President                          March 10, 1996
 ......................................
           Philip A. Odeen


  (ii) Principal financial officer:

     /s/ C. THOMAS FAULDERS, III        Executive Vice President           March 10, 1996
 ......................................    Treasurer
       C. Thomas Faulders, III            and Chief Financial Officer


  (iii) Principal accounting officer:

       /s/ JUDITH N. HUNTZINGER         Senior Vice President and          February 23, 1996
 ......................................    Controller
         Judith N. Huntzinger


  (iv) Directors:

     /s/ JEANETTE GRASSELLI BROWN       Director                           February 23, 1996
 ......................................
     Dr. Jeanette Grasselli Brown

        /s/ FRANK C. CARLUCCI           Director                           February 23, 1996
 ......................................
          Frank C. Carlucci

              SIGNATURE                           TITLE                          DATE
              ---------                           -----                          ----
      /s/ WILLIAM E. CONWAY, JR.        Director                           February 23, 1996
 ......................................
        William E. Conway, Jr.

         /s/ NEIL GOLDSCHMIDT           Director                           March 5, 1996
 ......................................
           Neil Goldschmidt

       /s/ WALTHER LEISLER KIEP         Director                           February 23, 1996
 ......................................
         Walther Leisler Kiep

            /s/ HANS MARK               Director                           March 5, 1996
 ......................................
            Dr. Hans Mark

         /s/ PHILIP A. ODEEN            Director                           March 10, 1996
 ......................................
           Philip A. Odeen

         /s/ THOMAS G. RICKS            Director                           March 5, 1996
 ......................................
           Thomas G. Ricks

          /s/ JOHN M. SLOSAR            Director                           February 23, 1996
 ......................................
            John M. Slosar

        /s/ HELMUT SONNENFELDT          Director                           February 23, 1996
 ......................................
          Helmut Sonnenfeldt

   /s/ DR. WILLIAM E. SWEENEY, JR.      Director                           March 5, 1996
 ......................................
     Dr. William E. Sweeney, Jr.

        /s/ EARLE C. WILLIAMS           Director                           February 23, 1996
 ......................................
          Earle C. Williams

                               INDEX TO EXHIBITS

EXHIBIT
  NO.                                         DESCRIPTION
-------                                       -----------
   3.1    Amended and Restated Certificate of Incorporation.++++
   3.2    Amended and Restated By-Laws.++++
   4.1    Specimen Common Stock certificate.#
   4.2    Investor Stock Purchase Agreement, dated October 23, 1990, among BDM Holdings,
          Inc., The Carlyle Partners Leveraged Capital Fund I, L.P., Equitable Partnership,
          II, L.P., Equitable Deal Flow Fund, L.P., the Richard King Mellon Foundation.+
   4.3    Amendment No. 1 to Investor Stock Purchase Agreement, dated May 31, 1995.##
  10.1    Transaction Agreement, dated October 2, 1990, among New BDM, Inc., BDM Holdings,
          Inc., The Carlyle Group, L.P., Loral Corporation and Loral Aerospace Corporation.+
  10.2    Amendment No. 1 to Transaction Agreement, dated October 23, 1990, New BDM, Inc.,
          BDM Holdings, Inc., The Carlyle Group, L.P., Loral Corporation and Loral Aerospace
          Corporation.+
  10.3    Non-Competition Agreement, dated March 13, 1992, by and among the selling shareholder, BDM Holdings, Inc. and Vinnell Corporation.++
  10.4    Stock Purchase and Redemption Agreement, dated March 13, 1992, by and among the selling shareholder, Vinnell Corporation and BDM Holdings, Inc.++
  10.5    Subordinated Guaranty Agreement, dated March 13, 1992, by and among the selling shareholder, BDM Holdings, Inc. and Vinnell Corporation.++
  10.6    Consulting Agreement, dated March 13, 1992, among BDM Holdings, Inc., the selling shareholder and Vinnell Corporation.++
  10.7    Agreement, dated November 16, 1993, among the Federal Republic of Germany,
          Industrieanlagen-Betriebsgesellschaft mbH, BDM International, Inc.,
          Industrieverwaltungsgesellschaft AG and IABG Holding GmbH.+++
  10.8    Voting Rights Agreement, dated November 16, 1993, between
          Industrieverwaltungsgesellschaft AG and BDM Europe BV.+++
  10.9    1990 Stock Option Plan.+*
  10.10   Form of Management Incentive Stock Purchase Agreement.+*
  10.11   Form of Director Stock Purchase Plan Purchase Authorization.++++*
  10.12   BDM International, Inc. 401(k) Savings Plan.###*
  10.13   The BDM Retirement Plan.###*
  10.14   The BDM International, Inc. Supplemental Executive Retirement Plan, effective
          December 26, 1984.+*
  10.15   BDM International, Inc. Defined Contribution Supplemental Executive Retirement
          Plan, effective October 8, 1993.++++*
  10.16   The BDM Corporation Cash and Stock Incentive Compensation Plan.+*
  10.17   Letter Agreement, dated March 4, 1992, between BDM International, Inc. and Philip
          A. Odeen.++++*
  10.18   1994 Stock Option Plan.+++++*
  10.19   Revolving Credit Agreement, dated as of September 7, 1995 among BDM International,
          Inc., the Lenders party thereto, CoreStates Bank, N.A., as Co-Agent and The First
          National Bank of Chicago as Agent.###
  11      Statement of Computation of Earnings Per Share.###
  21      Subsidiaries of BDM International, Inc.###
  23.1    Consent of Coopers & Lybrand
  27      Financial Data Schedule.

                                                   (Footnotes on following page)

(Footnotes for preceding page)

------------

    * Management contract or compensatory plan or arrangement.

    + Incorporated by reference to Registration Statement on Form S-1 (File No.
      33-38405) of BDM Holdings, Inc. filed with the SEC on February 14, 1991.

   ++ Incorporated by reference to Current Report on Form 8-K (File No.
      33-38405) of BDM International, Inc. filed with the SEC on March 13, 1992.

  +++ Incorporated by reference to Amendment No. 1 to Current Report on Form
      8-K/A (File No. 33-38405) of BDM International, Inc. filed with the SEC on January 31, 1994.

 ++++ Incorporated by reference to Registration Statement on Form S-1 (File No.
      33-77096) of BDM International, Inc. (the "Registration Statement") filed with the SEC on March 30, 1994.

+++++ Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 000-23966) of BDM International, Inc. filed with the SEC on March 31, 1995.

    # Incorporated by reference to Amendment No. 1 to the Registration
      Statement filed with the SEC on May 12, 1995.

   ## Incorporated by reference to Amendment No. 3 to the Registration
      Statement filed with the SEC on June 20, 1995.

  ### Incorporated by reference to the Registration Statement on Form S-3
      (File No. 333-01513) of BDM International, Inc. filed with the SEC on March 6, 1996.