Form 10-Q
period 1996-03-31
BDM INTERNATIONAL INC /DE
filed 1996-05-02
CIK 870763

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    Form 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                              EXCHANGE ACT OF 1934


         For the quarter                             Commission File
         ended:   March 31, 1996                     Number:  000-23966


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

As of the close of business on April 26, 1996, the registrant had outstanding 13,950,507 shares of Common Stock, par value $.01 per share.

                                     PART I


Item 1.  Financial Statements.
- -------  ---------------------



                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



BDM International, Inc.:

         Consolidated Balance Sheets as of
                  March 31, 1996 (Unaudited) and December 31, 1995............2

         Consolidated Statements of Operations for the
                  Three Months Ended March 31, 1996 and 1995 (Unaudited) .....3

         Condensed Consolidated Statements of Cash Flow for the
                  Three Months Ended March 31, 1996 and 1995 (Unaudited) .....4

         Notes to Consolidated Financial Statements (Unaudited) ..............5



                             BDM INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)


                                                            March 31,           December 31,
                                                               1996                1995
                                                         -----------------   ----------------
                                                            (unaudited)

ASSETS

Current assets:
Cash and cash equivalents                                $         66,152     $       69,143
Accounts receivable, net                                          205,029            219,354
Prepaid expenses and other                                          3,496              6,157
                                                         -----------------   ----------------
  Total current assets                                            247,677            294,654

Property and equipment, net                                        46,524             45,722
Intangible assets, net                                             26,181              9,615
Deposits and other                                                  8,054              8,580
Equity in and advances to affiliates                                5,149              5,222
                                                         -----------------   ----------------
  Total assets                                           $        360,585     $      363,793
                                                         =================   ================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses                    $        149,245     $      168,253
Debt currently payable                                              3,295                449
Income taxes payable                                                1,972              3,465
Deferred tax liability                                              5,588              6,363
                                                         -----------------   ----------------
  Total current liabilities                                       160,100            178,530

Deferred tax liability                                              3,518              3,638
Long term debt                                                      9,941             25,900
Severance and other                                                13,474             12,099
Minority interest                                                  28,500             28,157
                                                         -----------------   ----------------
  Total liabilities                                               215,533            248,324
                                                         -----------------   ----------------

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.01 par value;
  500,000 shares authorized, none issued                               -                  -
Common  stock,  $.01 par value;
  13,897,290  and  12,962,342  shares
  issued and outstanding at March 31,
  1996 and December 31, 1995,
  respectively                                                        139                130
Additional paid in capital                                         91,635             68,535
Retained earnings                                                  52,197             46,790
Deferred compensation                                               (293)               (395)
Cumulative translation adjustment                                   1,374                409
                                                         -----------------   ----------------
  Total stockholders' equity                                      145,052            115,469
                                                         -----------------   ----------------
  Total liabilities and stockholders' equity             $        360,585     $      363,793
                                                         =================   ================




              The accompanying notes are an integral part of these
                             financial statements.





                             BDM INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except earnings per share data)
                                   (unaudited)





                                                                    For the three months
                                                                       ended March 31,
                                                                   ----------------------

                                                                    1996              1995
                                                               ------------      ------------

      Revenue                                                  $    225,107      $    191,901
                                                               ------------      ------------

      Cost of sales                                                 188,892           156,989
      Selling, general and administrative                            20,441            19,385
      Depreciation, amortization and other                            4,058             5,622
                                                                ------------      ------------


            Operating profit                                         11,716             9,905


      Interest (income) expense, net                                   (248)            1,121
      Equity in earnings of affiliates                                 (451)            (332)
      Minority interest                                                2,921            2,227

                                                                ------------       ------------
             Income before income taxes                               9,494             6,889

      Provision for income taxes                                      4,087             3,555

                                                                ------------       ------------

               Net income                                     $       5,407       $     3,334
                                                               =============       ============

       Earnings per common and
          common equivalent share:
        Net income per share                                  $        0.39       $      0.33
                                                               ============        ============


         Weighted average common
             shares outstanding                                      13,978             9,979
                                                              =============        ============














              The accompanying notes are an integral part of these
                             financial statements.





                             BDM INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
               For the three months ended March 31, 1996 and 1995
                            (unaudited, in thousands)







                                                                             1996              1995
                                                                         --------------    --------------

     Cash flow from operating activities:
       Net cash provided by operating activities                         $     12,155      $      10,683

                                                                         -------------     -------------

     Cash flow from investing activities:
       Additions to property and equipment                                     (4,349)           (1,832)
       Purchase of businesses, net of cash acquired                            (8,695)               --
       Reimbursement of acquisition costs                                          --             1,143
       Contributions from minority owners                                          --             1,862
       Distributions from unconsolidated affiliates                               300               500
       Investment in unconsolidated affiliates                                     --              (100)
                                                                         -------------     --------------

       Net cash (used in) provided by investing activities                    (12,744)            1,573
                                                                         --------------     ------------

     Cash flow from financing activities:
       Net repayments of revolving borrowings                                 (22,754)          (19,000)
       Proceeds from issuance of common stock                                  22,215               588
       Acquisition of treasury stock                                               --            (1,026)
                                                                         -------------     -------------

       Net cash used in financing activities                                     (539)          (19,438)
                                                                         --------------     ------------

     Effect of exchange rate changes on cash                                   (1,862)            4,753
                                                                         --------------     ------------

     Net decrease in cash and cash equivalents                                 (2,991)           (2,429)

     Cash and cash equivalents, beginning of period                            69,143            45,314
                                                                         -------------     -------------

     Cash and cash equivalents, end of period                             $    66,152      $     42,885
                                                                         ==============    =============








              The accompanying notes are in integral part of these
                             financial statements.



                             BDM INTERNATIONAL, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)



(1)      General
         -------

         The accompanying financial statements of BDM International, Inc. and its subsidiaries (BDM or the Company) as of March 31, 1996 and for interim periods ended March 31, 1996 and 1995, are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The balance sheet data as of December 31, 1995, was derived from the Company's audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain other information and disclosures included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the above referenced rules and regulations. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest annual report to the Securities and Exchange Commission on Form 10-K.

         The accompanying financial statements reflect all adjustments and reclassifications that, in the opinion of management, are necessary for a fair presentation. All such adjustments and reclassifications have been deemed to be of recurring nature, except for the write-off of goodwill in March 1995, as discussed below.


(2)      Income Taxes
         ------------

         The Company uses the estimated annual effective rate method for interim income tax purposes. The Company also recognizes an expense for U.S. income taxes on undistributed earnings of its foreign subsidiaries as though the earnings had been distributed.

         The difference between the combined statutory federal and state income tax rate of 42% and the Company's actual effective income tax rate of 43% for the three months ended March 31, 1996, is primarily attributable to goodwill amortization which is not deductible for federal income tax purposes, thus resulting in the higher effective tax rate. The difference between the combined statutory federal and state income tax rate of 41% and the Company's actual effective income tax rate of 52% for the three months ended March 31, 1995, is primarily attributable to a charge of $1.6 million recognized in the first quarter of 1995 to reflect management's estimate of the recoverability of unamortized goodwill generated in an earlier business acquisition. This charge, as well as the majority of the Company's other goodwill amortization during the three months ended March 31, 1995, is not deductible for federal income tax purposes, thus resulting in the higher effective tax rate.


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

                             BDM INTERNATIONAL, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


(4)      Capital stock transactions
         --------------------------

         On March 27, 1996, the Company completed a secondary offering of common stock to the public in which 3,220,000 shares of Common Stock were sold at $36.50 per share. Of the total 3,220,000 shares sold, 450,000 were primary shares and the remaining 2,770,000 shares were sold by certain of the Company's shareholders, including 400,000 of Class B shares, which were converted to Common Stock immediately prior to the offering. The net proceeds of $15.3 million will be used for general corporate purposes and to finance future acquisitions.


(5)      Acquisition
         -----------

         On February 20, 1996, the Company completed the acquisition of three affiliated companies - CW Systems, Inc., IG Systems, Inc. and Melco Systems, Inc. - for $18.5 million. The acquired companies specialize in providing information technology systems and services to large commercial organizations in various industries, as well as to various state agencies. The acquisition of these companies has been accounted for as a purchase, and the results of their operations have been included in the Company's consolidated statement of income since the date of acquisition. Of the total purchase price, $8.8 million was paid out of existing cash balances and $9.7 million was financed through notes payable to the previous owners. The notes are payable over two years and bear an interest rate equal to the prevailing yield rate on twenty-six week United States Treasury Bills, determined every six months. Interest is payable on a quarterly basis. Resulting goodwill totaled $16 million, and will be amortized on a straight-line basis over 15 years. Other intangible assets, relating to non-compete agreements, totaled $1.4 million and will be amortized over two years.

Item 2.  Managements' Discussion and Analysis
- -------  ------------------------------------

Overview

         The Company maintained its strong growth rates for the first quarter of 1996 with an increase over the comparable period in 1995 in revenue of 17%, net income of 62% and earnings per share of 18%. Contract backlog and proposal backlog have remained fairly stable at $1.6 billion and $1.2 billion, respectively. However, a number of significant proposals were submitted subsequent to quarter end which increased the proposal backlog to approximately $2 billion as of April 18, 1996. Several contract wins in early April also boosted the contract backlog.

         The Company also acquired three affiliated information technology companies and completed a secondary offering to the public of 3,220,000 shares of common stock, including 450,000 primary shares, at $36.50 per share

Revenue

                                                                Three Months Ended March 31,
                                                                ----------------------------
                                                                1996                   1995
                                                                ----                   ----
                                                             (in millions, except percentages)

     Clients Served
     --------------
U.S. Department of Defense                               $82.8         37%          $67.0     35%
International Defense                                     58.9         26            46.5     24
Civil Government                                          45.5         20            48.9     26
Commercial                                                37.9         17            29.5     15
                                                        ------        ---          ------    ---
       Total                                            $225.1        100%         $191.9    100%
                                                        ======        ===          ======    ===

     Services Provided
     -----------------
Systems and Software Integration                        $ 83.9         37%         $ 54.4     28 %
Computer and Technical Services                          119.9         53           116.8     61
Enterprise Management and Operations                      21.3         10            20.7     11
                                                        ------        ---          ------    ---
       Total                                            $225.1        100%         $191.9    100 %
                                                        ======        ====         ======    ===

     Subsidiaries
     ------------
BDM Federal                                             $119.0         53%         $ 97.5     51%
BDM Technologies                                          17.1          8            12.2      6
BDM Europe                                                52.2         23            48.8     26
Vinnell Corporation                                       36.8         16            33.4     17
                                                        ------        ---          -------   ---
     Total                                               $225.1      100%          $191.9    100%
                                                         ======      ====          ======    ===


Clients Served
- --------------
         Revenue for the three months ended March 31, 1996, increased $33 million (17%) over the comparable period in 1995. The 23% increase in U.S. Defense revenue was attributable to the continued expansion of BDM's system development and integration work for various Defense clients under the DEIS contract. The 26% international defense increase was due to growth of IABG's contracts with the German Ministry of Defense, as well as higher revenue earned on BDM Federal's contract with the Royal Saudi Air Force. The 7% decline in civil government revenue reflects reductions in BDM's civil government work in Germany and the impact of budget cuts in 1995 on work for the Department of Energy. These reductions were partially offset by growth in Vinnell's Job Corps Center contracts and BDM Technologies' state government contracts. The 29% increase in commercial work reflected the growth of commercial information technology (IT) work, as well as the acquisition completed in late February.

Services Provided
- -----------------
         The 54% increase in systems and software integration revenue was driven by BDM Federal and BDM Technologies contracts with the Defense Information Systems Agency (the DEIS contract), the American Red Cross and a variety of commercial clients. The computer and technical services growth was largely due to the expansion of work for the Royal Saudi Land Forces, as well as added work performed by IABG for the German Defense Ministry.

Subsidiaries
- ------------
         Revenue at BDM Federal grew 22% due to growth in its IT business, primarily related to work performed for the Department of Defense. The revenue increase at BDM Technologies was largely due to growth in its commercial IT work, as well as the acquisition completed in late February. Additional work performed for the German Ministry of Defense and commercial clients contributed to BDM Europe's higher revenue. Finally, Vinnell's revenue increase was driven by its contracts for the newer Job Corps Centers and work for the Royal Saudi Land Forces, although these increases were partially offset by a decrease in revenue for a contract with the Saudi Arabian National Guard.


         The following table sets forth selected financial data, expressed as a percentage of revenue:

                                                                   For the three months ended
                                                                            March 31,
                                                                     -------------------
                                                                   1996                1995
                                                                   ----                ----
Revenue                                                            100.0 %             100.0%
Cost of sales                                                       83.9                81.8
Selling, general and administrative                                  9.1                10.1
Depreciation, amortization and other                                 1.8                 2.9
                                                                  ------               -----

     Operating profit                                                5.2                 5.2

Interest (income) expense, net                                      (0.1)                0.6
Equity in earnings of affiliates                                    (0.2)               (0.2)
Minority interest                                                    1.3                 1.2
                                                                  ------               -----

     Income before taxes                                             4.2                 3.6

Provision for income taxes                                           1.8                 1.9
                                                                  ------               -----

     Net income                                                      2.4%                1.7%
                                                                  ======               =====


Cost of Sales
         Cost of sales, which includes salaries, benefits, subcontractor expenses, and material and overhead costs, increased as a percentage of revenue for the three months ended March 31, 1996, compared to the same period in 1995. This increase results primarily from a one-time profit recognition in March 1995 as a result of negotiations on a Vinnell contract, applicable to services provided since the inception of the contract in May 1994, which lowered the 1995 cost of sales percentage.

Selling, General and Administrative
         The decrease in selling, general and administrative (SG&A) expense as a percentage of revenue in the first quarter of 1996 compared to the same period in 1995 reflects revenue growth accompanied by fairly stable SG&A costs. In addition, the Company continues to achieve overhead cost savings in several of its subsidiaries.

Depreciation, Amortization and Other
         Depreciation, amortization and other costs decreased as a percentage of revenue for the three months ended March 31, 1996, compared to the same period in 1995, largely due to a $1.6 million write-off of goodwill in the first quarter of 1995 related to the FACE acquisition. In addition, the Company's higher revenue base has been accompanied by relatively flat costs, also contributing to the lower percentage. Amortization expense related to acquisitions completed in the first quarter of 1996 was not significant.

Interest (Income) Expense, net
         The Company had net interest income of $0.3 million for the three months ended March 31, 1996, compared to net interest expense of $1.1 million for the same period in 1995. This resulted from applying $49.4 million of proceeds in July 1995 from the initial public offering of stock (the IPO) to reduce outstanding borrowings.

Minority Interest
         The minority interest share of earnings increased as a percentage of revenue for the first quarter of 1996 compared to the same period in 1995. This increase reflects improved profitability of the Company's German subsidiary and Vinnell's joint ventures in the Middle East. In addition, Vinnell's contract with the Saudi Arabian National Guard was performed under a joint venture beginning in July 1995, in which Vinnell is a 51% partner. The results of this operation are included in the Company's consolidated financial statements, with the other partner's 49% ownership interest reflected as minority interest. This contract was performed solely by Vinnell in the first quarter of 1995, and thus, reported no minority interest at that time. These increases were partially offset by a reduction in minority interest from 1995 to 1996 due to a one-time profit recognition in March 1995 as a result of negotiations on a Vinnell joint venture in Saudi Arabia.

Provision for Income Taxes
         The provision for income taxes decreased as a percentage of income before income taxes for the three months ended March 31, 1996, over the same period in 1995. The effective rate decrease related to the write-off of $1.6 million in goodwill from the FACE acquisition in the first quarter of 1995, which was not deductible for income tax purposes. Offsetting this somewhat was an increase in the Company's statutory tax rate from 41% in 1995 to 42% in 1996, reflecting the impact of the Company's international expansion into countries with higher income tax rates than in the United States. This higher income tax rate considers foreign tax credits which may expire prior to their use.

Liquidity and Financial Condition
- ---------------------------------

         In an effort to increase the number of shares which are publicly traded, the Company completed a secondary offering of common stock to the public on March 27, 1996 in which 3,220,000 shares of common stock were sold at $36.50 per share. Of the total 3,220,000 shares sold, 450,000 were primary shares and the remaining 2,770,000 shares were sold by certain of the Company's stockholders, including 400,000 of Class B shares, which were converted to Common Stock immediately prior to the offering. The net proceeds of $15.3 million will be used for general corporate purposes and to finance future acquisitions.

         Other significant sources of liquidity continue to be cash flow from operations ($9.2 million for the first quarter of 1996) and the Company's $150 million revolving credit agreement.

         Cash flow related to investing activities primarily consists of the investment made for the acquisition of three affiliated companies. On February 20, 1996, the Company completed the acquisition of CW Systems, Inc., IG Systems, Inc. and Melco Systems, Inc. for $18.5 million, $8.8 million of which was paid out of existing cash balances and $9.7 million was financed through notes payable to the previous owners. The acquired companies specialize in providing information technology systems and services to large commercial organizations in several industries, as well as to certain state agencies. Goodwill totaled $16 million, and will be amortized on a straight-line basis over 15 years. Other intangible assets, relating to non-compete agreements, totaled $1.4 million and will be amortized over two years.

         Other investing activities included capital expenditures, which have increased due to the implementation of a new enterprise reporting system (SAP) at BDM Federal, and working capital infusions to and earnings distributions from Vinnell's unconsolidated joint ventures.

         Financing activities include the net proceeds from the secondary stock offering of $15.3 million and the reduction of the Company's working capital facility by $22.9 million. In addition, the Company continued to benefit its employees by enabling them to purchase shares of common stock through stock option exercises and the employee stock purchase plan.

         During the three months ended March 31, 1996, the fluctuation in the value of the German mark to the U.S. dollar resulted in a $1.9 million decrease in cash as reported in U.S. dollars in the accompanying financial statements due to the significant balance of cash maintained by IABG.


General

         Management believes the Company has sufficient liquidity and working capital resources necessary to conduct planned business operations, debt service requirements, planned investments, capital expenditures, and to ensure compliance with bank covenants for the foreseeable future.

                                     PART II


Item 6.   Exhibits and Reports on Form 8-K.
- -------   ---------------------------------

         (a)   Exhibits:

         11.   Statement of Computation of Earnings Per Share


         (b)   Reports on Form 8-K:

                  The Company filed a Form 8-K dated February 20, 1996 related to the acquisition of three affiliated companies: CW Systems, Inc., IG Systems, Inc., and Melco Systems, Inc.

                             BDM INTERNATIONAL, INC.




                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


April 30, 1996                           BDM INTERNATIONAL, INC.




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