Form 10-Q
period 1996-06-30
BDM INTERNATIONAL INC /DE
filed 1996-08-06
CIK 870763

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    Form 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                              EXCHANGE ACT OF 1934


    For the quarter                            Commission File
    ended:   June 30, 1996                     Number:  000-23966


                             BDM International, Inc.
             (Exact name of registrant as specified in its charter)


             Delaware                          4-1561881
    (State or other jurisdiction of            (I.R.S. Employer
    incorporation or organization)             Identification No.)

    1501 BDM Way, McLean, Virginia             22102-3204
    (Address of principal executive office)    (Zip Code)


                          Registrant's telephone number
                        including area code: 703-848-5000

                                 Not Applicable
            (Former name, former address, and former fiscal year, if
                           changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of the close of business on July 31, 1996, the registrant had outstanding 14,174,031 shares of Common Stock, par value $.01 per share.

                                    CONTENTS

Part I.  Financial Information

   Item 1.    Financial Statements............................................2

   Item 2.    Management's Discussion and Analysis of Financial Condition
                    and Results of Operations.................................8

Part II. Other Information

   Item 4.    Submission of Matters to a Vote of Securities Holders..........13

   Item 6.    Exhibits and Reports on Form 8-K...............................13

                                     PART I


Item 1.  Financial Statements.
- -------  ---------------------



                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



BDM International, Inc.:

 Consolidated Balance Sheets as of
          June 30, 1996 (Unaudited) and December 31, 1995.....................3

 Consolidated Statements of Operations for the
          Three and Six Months Ended June 30, 1996 and 1995 (Unaudited) ......4

 Condensed Consolidated Statements of Cash Flow for the
          Six Months Ended June 30, 1996 and 1995 (Unaudited) ................5

 Notes to Consolidated Financial Statements (Unaudited) ......................6




                             BDM INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)


                                                                            June 30,            December 31,
                                                                              1996                 1995
                                                                        -----------------   ----------------
                                                                           (unaudited)

ASSETS

Current assets:
Cash and cash equivalents                                               $      58,817        $     69,143
Accounts receivable, net                                                      215,782             219,354
Prepaid expenses and other                                                      7,135               6,157
                                                                        -----------------   ----------------
   Total current assets                                                       281,734             294,654

Property and equipment, net                                                    46,670              45,722
Intangible assets, net                                                         25,036               9,615
Deposits and other                                                              6,856               8,580
Equity in and advances to affiliates                                            6,009               5,222
                                                                        -----------------   ----------------
  Total assets                                                          $     366,305        $    363,793
                                                                        =================   ================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses                                   $     148,009        $    168,253
Debt currently payable                                                          2,992                 449
Income taxes payable                                                            4,624               3,465
Deferred tax liability                                                          4,243               6,363
                                                                        -----------------   ----------------
  Total current liabilities                                                   159,868             178,530

Deferred tax liability                                                          3,402               3,638
Long term debt                                                                  8,009              25,900
Severance and other                                                             9,440              12,099
Minority interest                                                              30,412              28,157
                                                                        -----------------   ----------------
  Total liabilities                                                           211,131             248,324
                                                                        -----------------   ----------------

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.01 par value;
 500,000 shares authorized, none issued
                                                                                    -                   -
Common  stock,  $.01 par value;  14,126,973
  and  12,962,342  shares  issued and outstanding at
  June 30, 1996 and December 31, 1995,  respectively                             141                  130
Additional paid in capital                                                     97,039              68,535
Retained earnings                                                              58,852              46,790
Deferred compensation                                                          (1,697)               (395)
Cumulative translation adjustment                                                 839                 409
                                                                        -----------------   ----------------
  Total stockholders' equity                                                  155,174             115,469
                                                                        -----------------   ----------------
  Total liabilities and stockholders' equity                            $     366,305        $    363,793
                                                                        =================   ================




        The accompanying notes are an integral part of these consolidated financial statements.






                             BDM INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except earnings per share data)
                                   (unaudited)





                                                                                 For the three months        For the six months
                                                                                    ended June 30,             ended June 30,
                                                                                    -------------              -------------
                                                                                  1996         1995         1996         1995
                                                                               ---------    ---------    ---------    ---------
    Revenue                                                                    $251,854    $ 213,064    $ 476,961    $ 404,965
                                                                               ---------    ---------    ---------    ---------

    Cost of sales                                                               211,334      178,744      400,226      335,734
    Selling, general and administrative                                          23,328       20,854       43,769       40,239
    Depreciation, amortization and other                                          4,536        4,676        8,594       10,298
                                                                               ---------    ---------    ---------    ---------

          Operating profit                                                       12,656        8,790       24,372       18,694


    Interest (income) expense, net                                                 (765)       1,364       (1,013)       2,485
    Equity in earnings of affiliates                                               (465)        (503)        (916)        (835)
    Minority interest                                                             2,258          786        5,179        3,012
                                                                               ---------    ---------    ---------    ---------

           Income before income taxes                                            11,628        7,143       21,122       14,032

    Provision for income taxes                                                    4,973        3,273        9,060        6,828
                                                                               ---------    ---------    ---------    ---------

             Net income                                                          $6,655    $   3,870    $  12,062    $   7,204
                                                                               =========    =========    =========    =========


     Earnings per common and
          common equivalent share:
     Net income per common share                                                  $0.45    $    0.38        $0.84    $    0.71
                                                                               =========    =========    =========    =========

     Weighted average common
          shares outstanding                                                     14,908       10,237       14,324       10,113
                                                                               =========    =========    =========    =========















        The accompanying notes are an integral part of these consolidated financial statements.





                             BDM INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                 For the six months ended June 30, 1996 and 1995
                            (unaudited, in thousands)




                                                                                        For the six months ended
                                                                                                June 30,
                                                                                      1996                1995
                                                                                  -------------      --------------
      Cash flow from operating activities:
       Net cash provided by operating activities                                   $  11,084            $   7,220
                                                                                  -------------      --------------

     Cash flow from investing activities:
       Additions to property and equipment                                            (8,037)              (5,235)
       Purchase of businesses, net of cash acquired                                   (8,695)                  --
       Reimbursement of acquisition costs                                                 --                1,143
       Contributions from minority owners                                                 --                1,862
       Distributions from unconsolidated affiliates                                      990                  800
       Investment in unconsolidated affiliates                                        (1,358)                (799)
                                                                                  -------------      --------------

       Net cash used in investing activities                                         (17,100)              (2,229)
                                                                                  -------------      --------------

     Cash flow from financing activities:
       Net  repayments of  revolving borrowings                                      (24,950)             (21,573)
       Repayment of acquisition debt                                                  (1,954)                  --
       Proceeds from issuance of common stock                                         25,448                1,274
       Acquisition of treasury stock                                                      --               (1,088)
                                                                                  -------------      --------------

       Net cash used in financing activities                                          (1,456)             (21,387)
                                                                                  -------------      --------------

     Effect of exchange rate changes on cash and cash equivalents                     (2,854)               4,242
                                                                                  -------------      --------------

     Net decrease in cash and cash equivalents                                       (10,326)             (12,154)

     Cash and cash equivalents, beginning of period                                   69,143               45,314
                                                                                  -------------      --------------

     Cash and cash equivalents, end of period                                      $  58,817           $   33,160
                                                                                  =============      ==============








        The accompanying notes are in integral part of these consolidated financial statements.



                             BDM INTERNATIONAL, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)



(1)      General
         -------

         The accompanying financial statements of BDM International, Inc. and subsidiaries (BDM or the Company) as of June 30, 1996 and for interim periods ended June 30, 1996 and 1995, are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The balance sheet data as of December 31, 1995, was derived from the Company's audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain other information and disclosures included in the Company's annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the above referenced rules and regulations. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest annual report to the Securities and Exchange Commission on Form 10-K.

         The  accompanying   consolidated   financial   statements  reflect  all
adjustments and reclassifications that, in the opinion of management, are necessary for a fair presentation. All such adjustments and reclassifications have been deemed to be of recurring nature, except for the write-off of goodwill in March 1995, as discussed below.


(2)      Income Taxes
         ------------

         The Company uses the estimated annual effective rate method for interim income tax purposes. The Company also recognizes an expense for U.S. income taxes on undistributed earnings of its foreign subsidiaries as though the earnings had been distributed.

         The difference between the combined statutory federal and state income tax rate of 42% and the Company's actual effective income tax rate of 43% for the six months ended June 30, 1996, is primarily attributable to goodwill amortization which is not deductible for federal income tax purposes. The difference between the combined statutory federal and state income tax rate of 41% and the Company's actual effective income tax rate of 49% for the six months ended June 30, 1995, is primarily attributable to a charge of $1.6 million recognized in the first quarter of 1995 to reflect management's estimate of the recoverability of unamortized goodwill generated in an earlier business acquisition. This charge, as well as the majority of the Company's other goodwill, is not deductible for federal income tax purposes, thus resulting in the higher effective tax rate.


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

                             BDM INTERNATIONAL, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


(4)      Capital stock transactions
         --------------------------

     On March 27, 1996, the Company completed a secondary offering of common stock to the public in which 3,220,000 shares of Common Stock were sold at $36.50 per share. Of the total 3,220,000 shares sold, 450,000 were primary shares and the remaining 2,770,000 shares were sold by certain of the Company's shareholders, including 400,000 of Class B shares, which were converted to Common Stock immediately prior to the offering. The net proceeds of $15.3 million was used for general corporate purposes and to finance future acquisitions.

         The remaining shares of stock available under the 1995 Employee Stock Purchase Program were purchased by employees during the months January to April 1996. In May a successor plan (the 1996 Plan) was established which made available 1,000,000 shares of BDM common stock, with a maximum of 500,000 shares available for purchase in any 12-month period. During the offering period of May 1, 1996 to October 31, 1996, the purchase price is 85% of the closing price of BDM common stock on May 1, 1996 (the base price), or 85% of the closing price at the end of each month, whichever is less. The base price will be reset every six months to 85% of the closing price on the first trading day of the next offering period. The new 1996 Plan includes a 90-day holding period during which employees may not sell shares purchased under the 1996 Plan.


(5)      Acquisition
         -----------

         On February 20, 1996, the Company completed the acquisition of three affiliated companies - CW Systems, Inc., IG Systems, Inc. and Melco Systems, Inc. - for $18.5 million. The acquired companies specialize in providing information technology systems and services to large commercial organizations in various industries, as well as to various state agencies. The acquisition of these companies has been accounted for as a purchase, and the results of their operations have been included in the Company's consolidated statement of income since the date of acquisition. Of the total purchase price, $8.8 million was paid out of existing cash balances and $9.7 million was financed through the issuance of notes payable to the previous owners. The notes are payable over two years and bear an interest rate equal to the prevailing yield rate on twenty-six week United States Treasury Bills, determined every six months (4.71 % as of June 30, 1996). Interest is payable on a quarterly basis. Resulting goodwill totaled $16 million, and will be amortized on a straight-line basis over 15 years. Other intangible assets, relating to non-compete agreements, totaled $1.4 million and will be amortized over two years.

Item 2.  Managements' Discussion and Analysis
- -------  ------------------------------------

OVERVIEW

         The Company achieved strong increases in revenue and profitability for the second quarter of 1996. For the three months ended June 30, 1996, revenue grew 18%, net income grew 72%, and earnings per share increased 18% compared to the same period in 1995. For the six months ended June 30, 1996, the Company experienced growth in revenue of 18%, net income of 67%, and earnings per share of 18% compared to the same period in 1995. Proposal activity has been robust resulting in proposal backlog of $2.3 billion as of June 30, 1996. Contract backlog of $1.6 billion as of June 30, 1996, will increase significantly in the third quarter as a result of a large contract award in early July.

REVENUE

                                            Three  months  ended  June 30,         Six  months  ended  June 30,
                                          (in  millions, except percentages)    (in  millions, except percentages)

                                            1996       %      1995       %        1996       %       1995       %
                                            ----       -      ----       -        ----       -       ----       -
Client Category
- ---------------
U.S. Department of Defense                $103.7     41%    $ 77.2     36%     $ 186.5     39%    $ 144.2     36%
International Defense                       57.6     23%      50.6     24%       116.5     25%      101.6     25%
Civil Government                            55.5     22%      54.6     26%       101.0     21%       99.0     24%
Commercial                                  35.1     14%      30.7     14%        73.0     15%       60.2     15%
                                            ----     ---      ----     ---        ----     ---       ----     ---
     Total                               $ 251.9    100%   $ 213.1    100%     $ 477.0    100%    $ 405.0    100%
                                         =======    ====   =======    ====     =======    ====    =======    ====

Services Provided
- -----------------
Systems & Software Integration            $ 85.5     34%    $ 69.5     33%     $ 169.4     36%    $ 123.9     31%
Computer & Technical Services              130.1     52%     114.4     53%       250.0     52%      231.2     57%
Enterprise Management & Operations          36.3     14%      29.2     14%        57.6     12%       49.9     12%
                                            ----     ---      ----     ---        ----     ---       ----     ---
     Total                               $ 251.9    100%   $ 213.1    100%     $ 477.0    100%    $ 405.0    100%
                                         =======    ====   =======    ====     =======    ====    =======    ====

Subsidiary
- ----------
BDM Federal                              $ 139.0     55%   $ 116.2     55%     $ 258.0     54%    $ 213.7     53%
BDM Technologies                            21.5      9%      14.6      7%        38.6      8%       26.8      7%
BDM Europe                                  48.2     19%      46.7     22%       100.4     21%       95.5     23%
Vinnell Corporation                         43.2     17%      35.6     16%        80.0     17%       69.0     17%
                                            ----     ---      ----     ---        ----     ---       ----     ---
     Total                               $ 251.9    100%   $ 213.1    100%     $ 477.0    100%    $ 405.0    100%
                                         =======    ====   =======    ====     =======    ====    =======    ====



         Revenue by Client Category
         --------------------------

         U.S. Department of Defense (DOD): Revenue derived from the U.S. Department of Defense (DOD) increased 34% and 29% for the three and six month periods ended June 30, 1996, compared to the same periods in 1995. Particularly noteworthy was the strong growth in the Company's systems and software integration work for the DOD (primarily the Defense Enterprise Integration Services contract), as well as growth in defense test and evaluation and technical support for ballistic missile defense and other military programs.

         International Defense: Revenue from international defense business increased 14% and 15% for the three and six month periods ended June 30, 1996, compared to the same periods in 1995 due to higher revenue earned on BDM Federal's contract with the Royal Saudi Air Force and higher revenue on Vinnell's contract with the Royal Saudi Land Forces. This was somewhat offset by a decrease in revenue on Vinnell's contract with the Saudi Arabian National Guard. The real growth in the Company's German defense business was masked by exchange rate fluctuations as the U.S. dollar strengthened roughly 6% against the German mark in 1996 compared to 1995. Excluding the impact of changes in the exchange rate, international defense business would have increased by 16% and 15% for the three and six month periods ended June 30, 1996, compared to the same periods in 1995. Certain 1995 amounts have been reclassified between the International Defense and the Civil Government categories to conform with the 1996 presentation.

         Civil Government: The increase of 2% in civil government revenue for the three and six month periods ended June 30, 1996, reflects growth in Vinnell's Job Corps Center contracts and BDM Federal's work for local school districts. This growth was offset by a decline in revenue from BDM's environmental restoration and waste management programs for the Department of Energy, as well as a slight decline in revenue generated from state governments. The Federal government's decision to delay by two years the deadline by which states must have federally certified information systems in place to manage and track their child support enforcement programs has contributed to a flattening of revenue growth for BDM Technologies' state government business. The Company has recently won two substantial state government contracts, one in Arkansas and the other in Montana. Work on the Arkansas contract began in the third quarter of 1996. The Company is currently providing a broad array of information services support to the State of Montana. The new Montana contract, which will commence in early 1997, will expand upon the Company's current work.

         Commercial: The increase of 14% and 21% in commercial revenue for the three and six month periods ended June 30, 1996, reflects growth of information technology work for various clients, principally generated from the companies acquired in late February. International commercial revenue, which is roughly half of the Company's total commercial business, was impacted by the aforementioned fluctuations in the German mark to U.S. dollar exchange rate. Excluding the impact of the currency fluctuations, commercial revenue would have increased by 18% for the three months ended June 30, 1996, compared to the same period in 1995. Timing issues related to the installation of the Company's warehouse automation and distribution product, MARC(TM) Systems, resulted in slower than expected growth for the quarter in BDM Technologies' domestic commercial business, excluding the effect of the acquisitions.

         Revenue by Services Provided
         ----------------------------

         Systems and software integration revenue increased 23% and 37% for the three and six months ended June 30, 1996, compared to the same periods in 1995. This increase was driven by growth in BDM Federal's DEIS contract with the Defense Information Systems Agency, as well as work for a variety of commercial clients primarily related to the acquisitions completed in February. The increase in computer and technical services revenue of 14% and 8% for the three and six month periods is a result of growth in a number of contracts including the expansion of work for the Royal Saudi Land Forces, test and evaluation programs, and technical support for ballistic missile defense and other military programs. Vinnell's Job Corps contracts were a major driver of the increase in enterprise management and operations revenue.

         Revenue by Subsidiary
         ---------------------

         Revenue at BDM Federal grew 20% and 21% for the three and six months ended June 30, 1996, compared to the same periods in 1995. This increase reflects expanded work for a wide variety of clients, most notably involving information technology services on the DEIS contract, and also increased services and support in defense test and evaluation, ballistic missile defense, and other military program areas. The 47% and 44% revenue increases at BDM Technologies for the three and six month periods ended June 30, 1996, were largely due to growth in its commercial information technology work, primarily resulting from the acquisitions completed in February. BDM Europe's higher revenue reflected additional work performed for the German Ministry of Defense and commercial clients. In local currency, BDM Europe's revenue increased approximately 13% and 9% for the three and six month periods. This real growth was masked by changes in the exchange rate. Finally, Vinnell's revenue increased 21% and 16% for the three and six month periods ended June 30, 1996. This increase was driven by its Job Corps Center contracts and work for the Royal Saudi Land Forces, although this growth was partially offset by a decrease in revenue for its contract with the Saudi Arabian National Guard.

The following table sets forth selected financial data, expressed as a percentage of revenue:

                                           Three Months Ended June 30,         Six Months Ended June 30,
                                               1996            1995              1996             1995
                                               ----            ----              ----             ----

Revenue                                       100.0%         100.0%             100.0%          100.0%

Cost of Sales                                  83.9           83.9               83.9            82.9
Selling, general and administrative             9.3            9.8                9.2             9.9
Depreciation, amortization and other            1.8            2.2                1.8             2.6
                                            -------        -------           --------       ---------

     Operating profit                           5.0            4.1                5.1             4.6

Interest (income) expense, net                 (0.3)           0.6               (0.2)            0.7
Equity in earnings of affiliates               (0.2)          (0.2)              (0.2)           (0.2)
Minority interest                               0.9            0.4                1.1             0.7
                                            -------        -------           --------       ---------

     Income before taxes                        4.6            3.3                4.4             3.5

Provision for income taxes                      2.0            1.5                1.9             1.7
                                            -------        -------           --------       ---------

     Net income                                 2.6%           1.8%               2.5%            1.8%
                                            ========       ========          =========      ==========


COST OF SALES

         Cost of sales, which includes salaries, benefits, subcontractor expenses, materials and overhead costs, was stable as a percentage of revenue for the second quarter of 1996 compared to the same period in 1995, reflecting a similar mix of services and materials in the two periods. The increase in cost of sales as a percentage of revenue for the first six months of 1996 compared to the same period in 1995 reflects a one-time profit recognition in March 1995 from a Vinnell contract, which was applicable to services provided since the inception of the contract in May 1994. This lowered the 1995 cost of sales percentage.


SELLING, GENERAL AND ADMINISTRATIVE

         The decrease in selling, general and administrative (SG&A) expense as a percentage of revenue for the three and six months ended June 30, 1996, compared to the prior year periods reflects revenue growth which has outpaced the dollar increase in SG&A costs. The dollar increase in SG&A costs reflects the inclusion of the companies acquired in February 1996, as well as an increase in expenditures for marketing, product development, recruiting, and training. These increases were partially offset by lower SG&A costs at BDM Europe.

DEPRECIATION, AMORTIZATION AND OTHER

         Depreciation, amortization and other costs decreased as a percentage of revenue for the three months ended June 30, 1996, compared to the same period in 1995. This decrease reflects the Company's higher revenue base which has been accompanied by relatively flat costs. Amortization expense for the second quarter included amounts related to the acquisitions completed in 1996, offset by a decrease from other intangibles that have become fully amortized. For the six months ended June 30, 1996, these costs decreased as a percentage of revenue largely due to a $1.6 million write-off of goodwill in the first quarter of 1995 related to the FACE acquisition.

INTEREST (INCOME) EXPENSE, NET

         The Company had net interest income of $0.8 million and $1.0 million for the three and six months ended June 30, 1996, compared to net interest expense of $1.4 million and $2.5 million for the same periods in 1995. This resulted from applying $49.4 million of net proceeds in July 1995 from the initial public stock offering and $15.3 million of net proceeds in March 1996 from the secondary stock offering to reduce outstanding borrowings.

EQUITY IN EARNINGS OF AFFILIATES

         Equity in earnings of affiliates represents the Company's share of earnings from Vinnell's unconsolidated joint ventures. These amounts have remained fairly stable compared to the prior year periods.

MINORITY INTEREST

         The minority interest share of earnings increased as a percentage of revenue for the three and six months ended June 30, 1996, compared to the same periods in 1995. This increase reflects improved profitability of BDM Europe and the expansion of Vinnell's joint ventures in the Middle East. Vinnell's contract with the Saudi Arabian National Guard was performed under a joint venture, in which Vinnell is a 51% partner, beginning in July 1995. The results of this operation are included in the Company's consolidated financial statements, with the other partner's 49% ownership interest reflected as minority interest. This contract was performed solely by Vinnell in the first half of 1995, and thus, the Company reported no minority interest for that contract at that time. These increases were partially offset by a reduction in minority interest from 1995 to 1996 due to a one-time profit recognition in March 1995 from a Vinnell joint venture in Saudi Arabia.

PROVISION FOR INCOME TAXES

         The provision for income taxes decreased as a percentage of income before income taxes for the three and six months ended June 30, 1996, over the same periods in 1995. The effective rate decrease was related to the write-off of $1.6 million in goodwill from the FACE acquisition in the first quarter of 1995. This write-off was not deductible for income tax purposes. Offsetting this somewhat was an increase in the Company's statutory tax rate from 41% in 1995 to 42% in 1996, reflecting the impact of the Company's international expansion into countries with higher income tax rates than the United States. This higher income tax rate considers foreign tax credits which may expire prior to their use.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

         The Company's principal sources of liquidity continue to be cash from operations, as well as available credit under the Company's $150 million revolving credit agreement. For the six months ended June 30, 1996, the Company had cash flow of $11 million from operating activities. This positive cash flow was achieved despite a delay in funding for one of Vinnell's contracts in the Middle East. This funding was approved subsequent to quarter end, and collection is expected during the third quarter of 1996. If the cash had been received prior to quarter end, the Company would have had cash flow from operations of approximately $35 million for the six months ended June 30, 1996. As of June 30, 1996, the Company had approximately $147 million available for borrowing under the revolving credit agreement.

         Cash flow related to investing activities primarily consists of the investment made for the acquisition of three affiliated companies. On February 20, 1996, the Company completed the acquisition of CW Systems, Inc., IG Systems, Inc., and Melco Systems, Inc. for $18.5 million, $8.8 million of which was paid out of existing cash balances and $9.7 million was financed through notes payable to the previous owners. The acquired companies specialize in providing information technology systems and services to large commercial organizations in several industries, as well as to certain state government agencies. Goodwill totaled $16 million, and will be amortized on a straight-line basis over 15 years. Other intangible assets, relating to non-compete agreements, totaled $1.4 million and will be amortized over two years.

         Other investing activities included capital expenditures, which have increased due to the implementation of a new enterprise reporting system (SAP) at BDM Federal, and working capital infusions to and earnings distributions from Vinnell's unconsolidated joint ventures.

         Financing activities include the net proceeds from the secondary stock offering of $15.3 million completed in March of this year and the reduction of the Company's working capital facility by $25 million. In addition, the Company continued to provide a benefit to its employees by enabling them to purchase shares of common stock through stock option exercises and the employee stock purchase plan. The remaining shares of stock available under the 1995 Employee Stock Purchase Program were purchased by employees during the months January to April 1996. In May, a successor plan (the 1996 Plan) was established which made available 1,000,000 shares of BDM common stock, with a maximum of 500,000 shares available for purchase in any 12-month period. During the offering period of May 1, 1996 to October 31, 1996, the purchase price is 85% of the closing price of BDM common stock on May 1, 1996, or 85% of the closing price at the end of each month, whichever is less. The purchase price will be reset every six months to 85% of the closing price on the first trading day of the next offering period. The new 1996 Plan includes a 90-day holding period during which employees may not sell shares purchased under the 1996 Plan.


General

         Management believes the Company has sufficient liquidity and working capital resources necessary to conduct planned business operations , debt service requirements, planned investments, capital expenditures, and to ensure compliance with restrictive bank covenants for the foreseeable future.

                                     PART II


Item 4.  Submission of Matters to a Vote of Security Holders
- -------  ---------------------------------------------------

         At the Annual Meeting of Shareholders held on May 10, 1996, shareholders voted on the election of nine directors for the ensuing year, approval of the 1996 Employee Stock Purchase Plan (the 1996 Plan) and the appointment of independent accountants for 1996. Proxies were solicited for the meeting pursuant to Regulation 14, there was no solicitation in opposition to the management's nominees as listed in the proxy statement and all of the nominees were elected.

         The 1996 Plan makes available 1,000,000 shares of BDM common stock, with a maximum of 500,000 shares available for purchase in any 12-month period. During the offering period of May 1, 1996 to October 31, 1996, the purchase price is 85% of the closing price of BDM common stock on May 1, 1996 (the base price), or 85% of the closing price at the end of each month, whichever is less. The base price will be reset every six months to 85% of the closing price on the first trading day of the next offering period. The 1996 Plan includes a 90-day holding period during which employees may not sell shares purchased under the 1996 Plan. Shareholders cast 9,925,730 votes for and 372,027 votes against the 1996 Plan, with 11,894 votes abstained.

         Shareholders cast 11,072,713 votes for and 59,047 votes against approval of Coopers & Lybrand as the Company's independent accountants for 1996, with 14,059 votes abstained.


Item 6.   Exhibits and Reports on Form 8-K.
- -------   ---------------------------------

         (a)   Exhibits:

         11.1   Statement of Computation of Earnings Per Share


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


August 6, 1996                             BDM INTERNATIONAL, INC.


                                           C. Thomas Faulders, III
                                          -----------------------------
                                           C. Thomas Faulders, III
                                           Executive Vice President, Treasurer
                                              and Chief Financial Officer

                            BDM INTERNATIONAL, INC.



                                INDEX TO EXHIBITS


Exhibit No.


11.1     Statement of Computation of Earnings Per Share