Form 10-Q
period 1996-09-30
BDM INTERNATIONAL INC /DE
filed 1996-11-13
CIK 870763

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    Form 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                              EXCHANGE ACT OF 1934


     For the quarter                                   Commission File
     ended:   September 30, 1996                       Number:  000-23966


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of the close of business on October 31, 1996, the registrant had outstanding 14,331,193 shares of Common Stock, par value $.01 per share.

                                    CONTENTS

Part I.  Financial Information

         Item 1.    Financial Statements.......................................2

         Item 2.    Management's Discussion and Analysis of Financial Condition
                    and Results of Operations..................................8

Part II. Other Information

         Item 4.    Submission of Matters to a Vote of Securities Holders.....15

         Item 6.    Exhibits and Reports on Form 8-K..........................15

                                     PART I


Item 1.  Financial Statements.



                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



BDM International, Inc.:

         Consolidated Balance Sheets as of
                  September 30, 1996 (Unaudited) and December 31, 1995.........3

         Consolidated Statements of Operations for the
                  Three and Nine Months Ended September 30, 1996
                  and 1995 (Unaudited) ........................................4

         Condensed Consolidated Statements of Cash Flow for the
                  Nine Months Ended September 30, 1996 and 1995 (Unaudited) ...5

         Notes to Consolidated Financial Statements (Unaudited) ...............6



                             BDM INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)


                                                                         September 30,        December 31,
                                                                              1996                1995
                                                                        -----------------   ----------------
                                                                           (unaudited)

ASSETS

Current assets:
Cash and cash equivalents                                               $      71,240        $     69,143
Accounts receivable, net                                                      211,730             219,354
Prepaid expenses and other                                                      4,305               6,157
                                                                        -----------------   ----------------
   Total current assets                                                       287,275             294,654

Property and equipment, net                                                    47,245              45,722
Intangible assets, net                                                         22,613               9,615
Deposits and other                                                              6,206               8,580
Equity in and advances to affiliates                                            6,373               5,222
                                                                        -----------------   ----------------
  Total assets                                                          $     369,712        $    363,793
                                                                        =================   ================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses                                   $     138,148        $    168,253
Debt currently payable                                                          2,826                 449
Income taxes payable                                                              421               3,465
Deferred tax liability                                                          8,779               6,363
                                                                        -----------------   ----------------
  Total current liabilities                                                   150,174             178,530

Deferred tax liability                                                          4,369               3,638
Long term debt                                                                  6,918              25,900
Severance and other                                                            15,903              12,099
Minority interest                                                              28,195              28,157
                                                                        -----------------   ----------------
  Total liabilities                                                           205,559             248,324
                                                                        -----------------   ----------------

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.01 par value;
 500,000 shares authorized, none issued
                                                                                    -                   -
Common  stock,  $.01 par value;  14,283,366  and  12,962,342  shares issued and outstanding at June 30, 1996 and December 31, 1995,
  respectively                                                                    143                 130
Additional paid in capital                                                    101,833              68,535
Retained earnings                                                              62,751              46,790
Deferred compensation                                                          (1,728)               (395)
Cumulative translation adjustment                                               1,154                 409
                                                                        -----------------   ----------------
  Total stockholders' equity                                                  164,153             115,469
                                                                        -----------------   ----------------
  Total liabilities and stockholders' equity                            $     369,712        $    363,793
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






                             BDM INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except earnings per share data)
                                   (unaudited)





                                                          For the three months                  For the nine months
                                                           ended September 30,                  ended September 30,

                                                         1996              1995               1996              1995
                                                         ----              ----               ----              ----

      Revenue                                       $   246,766     $    215,900           $  723,727     $    620,864
                                                    -----------     ------------           ----------     ------------

      Cost of sales                                     205,133           83,272              605,359          519,007
      Selling, general and administrative                23,454           19,577               67,223           59,814
      Depreciation, amortization and other                4,474            3,712               13,068           14,011
      Provision for restructuring                         5,760              --                 5,760             --
                                                  -------------     ------------           ----------     ------------

            Operating profit                              7,945            9,339               32,317           28,032


      Interest (income) expense, net                       (452)           (360)              (1,465)            2,125
      Equity in earnings of affiliates                     (374)           (436)              (1,290)          (1,271)
      Minority interest                                    1,818             973                6,997            3,986
                                                  --------------   -------------        -------------    -------------

             Income before income taxes                   6,953            9,162               28,075           23,192

      Provision for income taxes                           3,053           3,871               12,114           10,698
                                                  --------------   -------------         ------------   --------------


               Net income                         $        3,900   $       5,291        $      15,961   $       12,494
                                                  ==============   =============        =============   ==============

       Earnings per common and
       common equivalent share:
        Net income per common share               $         0.26   $        0.40         $      1.10    $         1.11
                                                  ===============  =============         ===========    ==============


         Weighted average common
             shares outstanding                           15,096          13,376              14,495            11,226
                                                  ==============   =============         ===========     =============



















        The accompanying notes are an integral part of these consolidated financial statements.






                             BDM INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
              For the nine months ended September 30, 1996 and 1995
                            (unaudited, in thousands)




                                                                                     For the nine months ended
                                                                                            September 30,
                                                                                      1996                1995
                                                                                  --------------    -----------------
     Cash flow from operating activities:
       Net cash provided by operating activities                                  $   27,569            $  38,663
                                                                                  --------------    -----------------

     Cash flow from investing activities:
       Additions to property and equipment                                           (12,218)             (12,724)
       Purchase of businesses, net of cash acquired                                   (8,695)                  --
       Reimbursement of acquisition costs                                                 --                1,143
       Contributions from minority owners                                                 --                1,862
       Distributions from unconsolidated affiliates                                    1,886                1,050
       Investment in unconsolidated affiliates                                        (2,358)              (1,576)
                                                                                  -------------     -----------------

       Net cash used in investing activities                                         (21,385)             (10,245)
                                                                                  -------------     -----------------

     Cash flow from financing activities:
       Net  repayments of  revolving borrowings                                      (26,203)             (76,341)
       Repayment of acquisition debt                                                      --                   --
       Repayment of debt                                                              (1,954)              (3,700)
       Proceeds from issuance of common stock                                         28,363               52,677
       Payment of dividend                                                            (2,013)                  --
       Acquisition of treasury stock                                                      --               (1,097)
                                                                                  -------------     -----------------

       Net cash used in financing activities                                          (1,807)             (28,461)
                                                                                  -------------     -----------------

     Effect of exchange rate changes on cash and cash equivalents                     (2,280)               3,458
                                                                                  -------------     -----------------

     Net increase in cash and cash equivalents                                         2,097                3,415

     Cash and cash equivalents, beginning of period                                   69,143               45,314
                                                                                  -------------     -----------------

     Cash and cash equivalents, end of period                                     $   71,240           $   48,729
                                                                                  =============     =================

















        The accompanying notes are an integral part of these consolidated financial statements.

                             BDM INTERNATIONAL, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


(1)      General
         -------
         The accompanying financial statements of BDM International, Inc. and subsidiaries (BDM or the Company) as of September 30, 1996 and for interim periods ended September 30, 1996 and 1995, are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and does not include all disclosures required by generally accepted accounting principles. The balance sheet as of December 31, 1995, was derived from the Company's audited consolidated financial statements. Certain other information and disclosures included in the Company's annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the above referenced rules and regulations. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest annual report to the Securities and Exchange Commission on Form 10-K.

         The  accompanying   consolidated   financial   statements  reflect  all
adjustments and reclassifications that, in the opinion of management, are necessary for a fair presentation. All such adjustments and reclassifications have been deemed to be of a recurring nature, except for the provision for restructuring in the third quarter of 1996.

         The Company announced a new alignment of its business operations in the third quarter of 1996, described in management's discussion and analysis. The new business alignment resulted in a one-time, pre-tax restructuring charge of $5.8 million to third quarter earnings, which included a write-down of $3.1 million of the net investment in the Company's environmental subsidiary, severance costs totaling $1.8 million for approximately 40 employees across the Company, and the accrual of approximately $0.9 million for certain facility expenses. The write-down at the Company's environmental subsidiary affected primarily goodwill and fixed assets, and was determined based on analyses of future cash flows expected from that area of business after changes in strategic direction resulting from the business realignment. Anticipated future cost savings from the changes are expected to be reinvested in human capital and a research and development program to support future growth.

(2)      Income Taxes
         ------------
         The Company uses the estimated annual effective rate method for interim income tax purposes. The Company also recognizes an expense for U.S. income taxes on undistributed earnings of its foreign subsidiaries as though the earnings had been distributed.

         Excluding the effect of the restructuring charge, the Company's effective income tax rate for the three months ended September 30, 1996 was 43%. The difference between the combined statutory federal and state income tax rate of 42% and the Company's pro forma effective income tax rate of 43% for the nine months ended September 30, 1996, is primarily attributable to goodwill amortization which is not deductible for federal income tax purposes. The acquisitions in February contributed to an increase in the effective income tax rate. The difference between the combined statutory federal and state income tax rate of 41% and the Company's actual effective income tax rate of 46% for the nine months ended September 30, 1995, is primarily attributable to a charge of $1.6 million recognized in the first quarter of 1995 to reflect management's estimate of the recoverability of unamortized goodwill generated in an earlier business acquisition. This charge, as well as the majority of the Company's other goodwill, is not deductible for federal income tax purposes, thus resulting in the higher effective tax rate.

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

                             BDM INTERNATIONAL, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


 (4)     Capital stock transactions
         --------------------------
         On March 27, 1996, the Company completed a secondary offering of common stock to the public in which 3,220,000 shares of Common Stock were sold at $36.50 per share. Of the total 3,220,000 shares sold, 450,000 were primary shares and the remaining 2,770,000 shares were sold by certain of the Company's shareholders, including 400,000 of Class B shares, which were converted to Common Stock immediately prior to the offering. The net proceeds of $15.3 million were used for general corporate purposes and to finance future acquisitions.

         The remaining shares of stock available under the 1995 Employee Stock Purchase Program were purchased by employees during the months January to April 1996. In May a successor plan (the 1996 Plan) was established which made available 1,000,000 shares of BDM common stock, with a maximum of 500,000 shares available for purchase in any 12-month period. During the offering period of May 1, 1996 to October 31, 1996, the purchase price is 85% of the closing price of BDM common stock on May 1, 1996 (the base price), or 85% of the closing price at the end of each month, whichever is less. The base price will be reset every six months to 85% of the closing price on the first trading day of the next offering period. The new 1996 Plan includes a 90-day holding period during which employees may not sell shares purchased under the 1996 Plan. During the nine months ended September 30, 1996, the Company received $10 million from stock purchased under these two plans.

(5)      Acquisitions
         ------------
         On February 20, 1996, the Company completed the acquisition of three affiliated companies - CW Systems, Inc., IG Systems, Inc. and Melco Systems, Inc. - for $18.5 million. The acquired companies specialize in providing information technology systems and services to large commercial organizations in various industries, as well as to various state government agencies. The acquisition of these companies has been accounted for as a purchase, and the results of their operations have been included in the Company's consolidated statements of operations since the date of acquisition. Of the total purchase price, $8.8 million was paid out of existing cash balances and $9.7 million was financed through the issuance of term notes payable to the previous owners. The notes are payable over two years and bear an interest rate equal to the prevailing yield rate on twenty-six week United States Treasury Bills, determined every six months (5.3% as of September 30, 1996). Interest is payable on a quarterly basis. Resulting goodwill totaled $16 million and will be amortized on a straight-line basis over 15 years. Other intangible assets, relating to non-compete agreements, totaled $1.4 million and will be amortized over two years.

         As discussed in the Other Matters section of Managements' Discussion and Analysis, the Company announced subsequent to quarter end the acquisition of RGTI Systems Software (RGTI), a company specializing in warehouse management systems.

(6)      Legal Matters
         -------------
         As discussed in the Other Matters section of Managements' Discussion and Analysis, the Company has been informed that a civil "qui tam" lawsuit has been filed against the Company. The Company does not possess sufficient information to determine the amount of any loss as a consequence of the litigation. Accordingly, the Company has not been able to identify the amount of any loss contingency.

Item 2.  Managements' Discussion and Analysis
-------  ------------------------------------

OVERVIEW

         The Company announced a new alignment of its business operations during the third quarter of 1996, consisting of strategic business and development units designed to position the Company for long-term expansion and growth. The new alignment resulted in a one-time pre-tax restructuring charge of $5.8 million ($0.22 per share after tax) to third quarter earnings.

         The Company continued to report significant growth in revenue and profitability, excluding the restructuring charge, for the third quarter and nine months of 1996. For the three months ended September 30, 1996, revenue grew 14%, pro forma net income grew 37%, and pro forma earnings per share increased 20% (to $0.48 per share), compared to the same period in 1995. For the nine months ended September 30, 1996, the Company experienced growth in revenue of 17%, pro forma net income of 54%, and pro forma earnings per share of 18% (to $1.32 per share), compared to the same period in 1995. This growth was despite the impact of exchange rate changes which masked real growth in the Company's European subsidiary, as the dollar strengthened roughly 4% against the German mark in the third quarter of 1996 compared to the same period in 1995. Including the restructuring charge, the Company reported net income of $3.9 million and $16.0 million for the three and nine month periods ended September 30, 1996, respectively. Reported earnings per share for the three and nine month periods were $0.26 and $1.09, respectively.

         Contract backlog increased to an all-time high of $2.3 billion as of September 30, 1996, reflecting the large volume of proposal activity and subsequent awards experienced this year. As a result of awards of almost $1 billion in the third quarter of 1996, proposal backlog decreased to $1.2 billion as of September 30, 1996.


REVENUE

                                       Three months ended September 30,      Nine months ended September 30,
                                       (in millions, except percentages)     (in millions, except percentages)

                                          1996       %       1995       %      1996        %        1995        %
                                          ----       -       ----       -      ----        -        ----        -

Client Category
---------------
U.S. Department of Defense               $91.9     37%      $76.9     36%   $ 278.3      38%      $221.0      36%
International Defense                     61.2     25%       50.5     23%     177.6      26%       152.1      24%
Civil Government                          53.8     22%       56.3     26%     154.8      20%       155.3      25%
Commercial                                39.9     16%       32.2     15%     113.0      16%        92.5      15%
                                          ----     ---       ----     ---     -----      ---        ----      ---
     Total                             $ 246.8    100%    $215.9     100%   $ 723.7     100%     $ 620.9     100%
                                       =======    ====    =======    ====   =======     ====     =======     ====

Services Provided
-----------------
Systems & Software Integration           $92.7     38%      $76.8     36%    $262.1      36%     $ 200.6      32%
Computer & Technical Services            120.9     49%      108.5     50%     370.8      51%       339.7      55%
Enterprise Management & Operations        33.2     14%       30.6     14%      90.8      13%        80.6      13%
                                          ----     ---       ----     ---      ----      ---        ----      ---
     Total                             $ 246.8    100%    $ 215.9    100%   $ 723.7     100%     $ 620.9     100%
                                       =======    ====    =======    ====   =======     ====     =======     ====

Subsidiary
----------
BDM Federal                             $132.7     54%     $115.9     53%    $390.8      54%      $329.6      53%
BDM Technologies                          24.0     10%       14.5      7%      62.7       8%        41.3       7%
BDM Europe                                49.8     20%       53.5     25%     150.1      21%       149.0      24%
Vinnell Corporation                       40.3     16%       32.0     15%     120.1      17%       101.0      16%
                                          ----     ---       ----     ---     -----      ---       -----      ---
     Total                             $ 246.8    100%    $ 215.9    100%    $723.7     100%     $ 620.9     100%
                                       =======    ====    =======    ====   =======     ====     =======     ====


         Revenue by Client Category
         --------------------------

         U.S. Department of Defense (DOD): Revenue derived from the U.S. Department of Defense (DOD) increased 20% and 26% for the three and nine month periods ended September 30, 1996, compared to the same periods in 1995. The primary contributor to this growth was the Company's systems and software integration work (primarily DEIS), as well as growth in defense test and evaluation and technical support for ballistic missile defense and other military programs. This was partially offset by lower hardware revenue earned from a computer consolidation and modernization contract. This trend toward lower material sales is expected to continue in future periods.

         International Defense: Revenue from international defense business increased 21% and 17% for the three and nine month periods ended September 30, 1996, compared to the same periods in 1995, due to higher revenue earned on BDM Federal's contract with the Royal Saudi Air Force and on Vinnell's contract with the Royal Saudi Land Forces. Vinnell's contract with the Saudi Arabian National Guard also contributed to revenue growth in the third quarter of 1996. Revenue on this contract for the nine month period in 1996, however, was lower compared to the same period in 1995, partially offsetting the increases discussed above. Exchange rate fluctuations impacted the growth of the Company's European activities as a result of a stronger U.S. dollar. Excluding the impact of changes in the exchange rate, international defense business would have increased by 23% and 19% for the three and nine month periods ended September 30, 1996, compared to the same periods in 1995.

         Civil   Government:   Revenue  from  civil  government   contracts  was
         essentially flat for the three and nine months ended September 30, 1996, compared to the same periods in 1995, but decreased as a percentage of total revenue due to the growth in other sectors of the Company's business. There are several factors driving these results. Revenue would have increased modestly for the nine months ended September 30, 1996, excluding the impact of changes in the German mark in relation to the U.S. dollar, compared to the same periods in 1995. The Company has experienced a decline in revenue generated from BDM's environmental restoration and waste management programs for the Department of Energy as a result of budget reductions. There was also a decline in revenue generated from state government contracts. This reflects the impact of the recently enacted Federal Welfare reform law and the new block grant programs, as well as the Federal government's decision to delay by two years the deadline by which states must have federally certified information systems in place to manage and track their child support enforcement programs. In addition, the Company has experienced implementation difficulties on one of its state contracts. The Company is currently in discussions with the client and a resolution is expected in 1997. Until a resolution is reached, however, the Company is not recognizing profit on the contract. Partially offsetting the declines described above was an increase in revenue on Vinnell's Job Corps contracts.

         Commercial: The increase of 24% and 22% in commercial revenue for the three and nine month periods ended September 30, 1996, reflects growth of information technology services for various clients, including clients obtained as a result of the acquisitions completed in late February. This growth was also fueled by increases in revenue from semiconductor integration, warehouse automation, reengineering, and other consulting services. The international commercial business was impacted by the aforementioned fluctuations in the German mark to U.S. dollar exchange rate. Excluding the impact of the currency fluctuations, commercial revenue would have increased by 27% and 25% for the three and nine months ended September 30, 1996, compared to the same periods in 1995.

         Revenue by Services Provided
         ----------------------------

                  Systems and Software Integration revenue increased 21% and 31% for the three and nine months ended September 30, 1996, compared to the same periods in 1995. This increase was driven by growth in BDM Federal's DEIS contract with the Defense Information Systems Agency, as well as work for a variety of commercial clients. The increase in Computer and Technical Services revenue of 11% and 9% for the three and nine month periods is a result of growth in a number of contracts including the expansion of work for the Royal Saudi Land Forces, test and evaluation programs, and technical support for ballistic missile defense and other military programs. Vinnell's Job Corps contracts were a major driver of the increase in Enterprise Management and Operations revenue.

         Revenue by Subsidiary
         ---------------------

                  Revenue at BDM Federal grew 12% and 18% for the three and nine months ended September 30, 1996, compared to the same periods in 1995. This increase reflects expanded work for a wide variety of clients, most notably involving information technology services on the DEIS contract, and also increased services and support in defense test and evaluation, ballistic missile defense, and other military program areas. This was offset somewhat by decreases in hardware revenue from a contract with the U.S. Air Force and a decline in work for the U.S. Department of Energy. The 66% and 52% revenue increases at BDM Technologies for the three and nine month periods were due to growth in its existing commercial information technology work and to the acquisitions completed in February 1996. The modest increase in BDM Europe's local currency revenue was masked by fluctuations in the exchange rate of German mark to U.S. dollar. This real growth in local currency reflected additional work performed for the German Ministry of Defense and a variety of German civil government agencies. Vinnell's revenue increased 26% and 19% for the three and nine month periods. This increase was driven by its work for the Royal Saudi Land Forces and additional Job Corps Center business. Vinnell's contract with the Saudi Arabian National Guard also contributed to revenue growth in the third quarter of 1996, although revenue on this contract has decreased year-to-date.

RESULTS OF OPERATIONS

         The following table sets forth selected financial data. The 1996 periods are presented using pro forma amounts which exclude the impact of the restructuring charge:


                                         Three Months Ended September 30,         Nine Months Ended September 30,
                                         Pro          Pro                        Pro           Pro
                                        Forma        Forma                      Forma         Forma
          ($ in millions)                1996         1996         1995          1996         1996          1995
          ---------------                ----         ----         ----          ----         ----          ----

Revenue                                 $246.9        100.0%       100.0%       $723.7       100.0%         100.0%

Cost of Sales                            205.1         83.1         84.9         605.4        83.7           83.6
Selling, general and administrative       23.3          9.5          9.1          67.0         9.3            9.6
Depreciation, amortization and other       4.5          1.8          1.7          13.1         1.8            2.3
                                           ---          ---          ---          ----         ---            ---

Operating profit                          13.9          5.6          4.3          38.2         5.3            4.5

Interest (income) expense, net            (0.4)        (0.2)        (0.2)         (1.5)       (0.2)           0.4
Equity in earnings of affiliates          (0.3)        (0.1)        (0.2)         (1.3)       (0.2)          (0.2)
Minority interest                          1.8          0.7          0.5           7.0         1.0            0.6
                                           ---          ---          ---           ---         ---            ---

Income before taxes                       12.8          5.2          4.2          34.0         4.7            3.7

Provision for income taxes                 5.6          2.3          1.8          14.7         2.0            1.7
                                           ---          ---          ---          ----         ---            ---

Net income                             $   7.2          2.9%         2.4%     $   19.3         2.7%           2.0%

Earnings per share                    $   0.48          ---     $   0.40      $   1.32         ---       $   1.11

COST OF SALES

         Cost of sales, which includes salaries, benefits, subcontractor expenses, materials and overhead costs, decreased as a percentage of revenue for the third quarter of 1996 compared to the same period in 1995, due to a higher than expected recovery of indirect costs through contract revenue. Cost of sales as a percentage of revenue remained stable for the nine month period as improved indirect cost recovery was experienced in the third quarter of 1996, while the 1995 amount was offset by a one-time profit recognition from a Vinnell contract, which was applicable to services provided since the inception of the contract in 1994, which lowered the 1995 cost of sales percentage.

SELLING, GENERAL AND ADMINISTRATIVE

         The increase in selling, general and administrative (SG&A) expense as a percentage of revenue for the three months ended September 30, 1996, compared to the third quarter of 1995 reflects an increase in research and development costs related to software development expenditures and marketing endeavors. These investments are associated with the Company's Year 2000 efforts, computer network security, customer care software, state child support and welfare systems, and the enhancement of the MARC(TM) product. The increase also reflects the inclusion of administrative expenses of the companies acquired in February 1996, as well as an increase at several subsidiaries in expenditures for recruiting and training. SG&A decreased as a percentage of revenue for the nine months ended September 30, 1996, compared to the same period in 1995, primarily due to revenue growth which has outpaced the dollar increase in SG&A costs, as the Company continues to reduce its overall administrative costs.

DEPRECIATION, AMORTIZATION AND OTHER

         Depreciation, amortization and other costs increased slightly as a percentage of revenue for the three months ended September 30, 1996, compared to the same period in 1995. This increase is primarily the result of amortization expense related to the acquisitions completed in 1996, offset by a decrease from other intangibles that have become fully amortized. For the nine months ended September 30, 1996, these costs decreased as a percentage of revenue largely due to a $1.6 million write-off of goodwill in the first quarter of 1995 related to the FACE acquisition.

INTEREST (INCOME) EXPENSE, NET

         The Company had net interest income of $0.5 million and $1.5 million for the three and nine months ended September 30, 1996, compared to net interest income of $0.4 million for the third quarter of 1995, and net interest expense of $2.1 million for the nine months ended September 30, 1995. This resulted from applying $49.4 million of net proceeds in July 1995 from the initial public stock offering and $15.3 million of net proceeds from the March 1996 stock offering to reduce outstanding borrowings. In addition, the Company's cash flow from operations of $28 million for the nine months ended September 30, 1996, contributed to this strong cash position.

EQUITY IN EARNINGS OF AFFILIATES

         Equity in earnings of affiliates represents the Company's share of earnings from Vinnell's unconsolidated joint ventures. These amounts have remained fairly stable compared to the prior year periods.

MINORITY INTEREST

         The minority interest share of earnings increased as a percentage of revenue for the three and nine months ended September 30, 1996, compared to the same periods in 1995. This increase reflects improved profitability of BDM
Europe and the expansion of Vinnell's joint ventures in the Middle East. Vinnell's contract with the Saudi Arabian National Guard was performed under a joint venture beginning in July 1995, in which Vinnell is a 51% partner. The results of this operation are included in the Company's consolidated financial statements, with the other partner's 49% ownership interest reflected as minority interest. This contract was performed solely by Vinnell in the first half of 1995, and thus, reported no minority interest at that time. These increases were partially offset by a reduction in minority interest from 1995 to 1996 due to a one-time profit recognition in 1995 from a Vinnell joint venture in Saudi Arabia.

PROVISION FOR INCOME TAXES

         The provision for income taxes increased as a percentage of income before income taxes for the three months ended September 30, 1996, over the same period in 1995. This resulted due to an increase in the Company's statutory tax rate from 41% in 1995 to 42% in 1996, reflecting the impact of the Company's international expansion into countries with higher income tax rates than the United States. This higher income tax rate considers foreign tax credits which may expire prior to their use. The effective income tax rate decrease for the nine month period in 1996 compared to 1995 was related to the write-off of $1.6 million in goodwill from the FACE acquisition in the first quarter of 1995. This write-off was not deductible for income tax purposes.

LIQUIDITY AND FINANCIAL CONDITION
---------------------------------

         The Company's principal sources of liquidity continue to be cash from operations, as well as available credit under the Company's $150 million revolving credit agreement. For the nine months ended September 30, 1996, the Company had cash flow of $28 million from operating activities, and working capital of $135 million at the end of the third quarter, up 16% since year end. As of September 30, 1996, the Company had no borrowings outstanding and $28.3 million in letters of credit outstanding, resulting in approximately $121.7 million available for borrowing under the revolving credit agreement at the end of the quarter.

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

         Financing activities included the net proceeds from the secondary stock offering of $15.3 million completed in the March of this year and the reduction of the Company's working capital facility by $25 million. In addition, the Company continued to provide a benefit to its employees by enabling them to purchase shares of common stock through stock option exercises and the employee stock purchase plan. Also included in financing activities is a dividend payment of $2.0 million made by the Company's German subsidiary, IABG, to its non-BDM shareholders.

General

         Management believes the Company has sufficient liquidity and working capital resources necessary to conduct planned business operations, debt service requirements, planned investments, capital expenditures, and to ensure compliance with restrictive bank covenants for the foreseeable future.


OTHER MATTERS
-------------

         Restructuring: The Company announced a new alignment of its business operations during the third quarter of 1996. This new organization consists of five strategic business units -- Federal Systems, State and Local Systems, Integrated Supply Chain Solutions, BDM Europe/IABG and Enterprise Management Services. In addition, the new BDM Technologies will be comprised of development units focused on promising IT areas, including Internet/Intranet technology, computer network security, Year 2000+ solutions and services, IT support services and others. A horizontally-focused effort directed by "Practice Leaders" is also being implemented to facilitate cross-company synergy in such areas as software process improvement, business process reengineering, and Year 2000+ solutions and services. These practice leaders will be responsible for developing and implementing repeatable solutions and processes across the Company, using common tool sets and standard methodologies. This new operational alignment is being phased in starting October 1, 1996, with full implementation targeted by January 1997.

                  The new organizational alignment resulted in a one-time, pre-tax restructuring charge of $5.8 million to third quarter earnings, which included a write-down of $3.1 million of the net investment in the Company's environmental subsidiary, severance costs totaling $1.8 million for approximately 40 employees across the Company, and the accrual of approximately $0.9 million for certain facility expenses. Anticipated future savings from these changes are expected to be reinvested in human capital and the research and development program to support future growth.

         Legal  Matters.  The Company has been  informed  that a civil "qui tam"
lawsuit has been filed against the Company and has received a copy of the Complaint in that action. The matter is currently under Court seal. Under a qui tam suit, often referred to as a "whistle blower" suit, a private plaintiff generally alleges that false claims have been made to the U. S. Government and receives a portion of the recovery, if any, achieved by the Government. The Government has an opportunity to investigate the Complaint and make a determination whether to join the case. The private plaintiff can pursue the action against the Company in the name of the U. S. Government at his own expense if the Government declines to join the case. The Complaint alleges violation under the federal False Claims Act in connection with certain mischarging under overseas government contracts administered by the U. S. Air Force, related to certain housing rented in connection with overseas operations, alleged improper hiring of and payments to certain employees, alleged improper payments to a subcontractor, and alleged improper purchases and payments made in support of client activities. Aggregate revenue from these contracts in calendar year 1996 is expected to be about $33 million. In connection with this case, BDM has received a subpoena for information in a civil investigation underway by the Office of Inspector General of the Department of Defense and an Assistant U. S. Attorney for the Eastern District of Virginia with respect to the matters alleged in the Complaint. BDM will cooperate fully with the Government and expects to make extensive document production in response to the subpoena.

         The Company is engaged in providing services and products under contracts with the U. S. Government and, to a lesser degree, under foreign government contracts, some of which are administered by the U. S. Government. All such contracts are subject to extensive legal and regulatory requirements, and the above mentioned investigation apparently focuses on whether the Company's overseas operations in connection with the subject contracts were conducted in accordance with such requirements. The lawsuit and related investigation could result in administrative, civil or criminal liabilities, including reimbursements, fines or penalties being imposed. Under the provisions of the False Claims Act, a civil penalty of between $5,000 and $10,000 can be assessed for each claim, plus three times the amount of any damages sustained by the Government. The Complaint seeks such relief but does not specify the amount of damages. In addition to damages, a finding of civil or criminal liability could lead to suspension or debarment of the contractor if it is found to be not currently responsible, which would make some or all of the contractor's operations ineligible to be awarded U. S. Government contracts for a period of time. Such civil or criminal liability or suspension or debarment could have a material adverse effect on the Company. Based on an ongoing internal review and preliminary review by counsel, the Company does not possess sufficient information to determine the amount of any loss the Company may sustain, or to reasonably estimate the amount of any loss as a consequence of the litigation. Accordingly, the Company has not been able to identify the amount of any loss contingency.

         Subsequent Event: On November 4, 1996, the Company acquired the operations of RGTI Systems Software (RGTI), a company specializing in warehouse management solutions. The price of $16.4 million included covenants not to compete of $750,000 for a period of 4 years and retention payments to certain key management team members totaling $1.6 million to be paid in annual installments through December 1999. The remaining purchase price consisted of $9.4 million cash at settlement and $4.6 of assumed net liabilities. In addition, the agreement provides an additional $6.35 million purchase price contingent upon the achievement of targeted earnings through the year 2000. The transaction was accounted for as a purchase, and the results of RGTI's operations will be included in the Company's consolidated statements of operations since the effective date of the acquisition. Resulting goodwill totaled approximately $3 million and will be amortized over 7 years.

         New Headquarters: BDM signed a letter of intent to move its corporate headquarters to a new facility in Reston, Virginia. The Company expects the move to take place when the lease on the current building expires in January 1999.

                                     PART II


Item 4.  Submission of Matters to a Vote of Security Holders
-------  ---------------------------------------------------

         None.


Item 6.   Exhibits and Reports on Form 8-K.
-------   ---------------------------------

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


November 13, 1996                      BDM INTERNATIONAL, INC.

                                       C. Thomas Faulders, III
                                       ----------------------
                                       C. Thomas Faulders, III
                                       Executive Vice President, Treasurer and
                                            Chief Financial Officer

                            BDM INTERNATIONAL, INC.



                                INDEX TO EXHIBITS


Exhibit No.


11.1     Statement of Computation of Earnings Per Share