Form 10-K
period 1996-12-31
BDM INTERNATIONAL INC /DE
filed 1997-03-18
CIK 870763

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended:                             Commission File Number:
     December 31, 1996                                         000-23966
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

                                  703-848-5000
              (Registrant's telephone number, including area code)

                    Securities registered pursuant to Section
                               12(b) of the Act:

                                                 Name of each exchange
           Title of each class                   on which registered
 Common Stock, par value $.01 per share                Nasdaq

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

                                  Yes X No ____

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the registrant's voting stock held by persons considered by the registrant for this purpose to be non-affiliates of the registrant on January 31, 1997, computed with reference to the closing price of the Common Stock on Nasdaq as reported for January 31, 1997, was $538,527,570.30.

         As of the close of business February 28, 1997, the registrant had outstanding 14,494,751 shares of Common Stock, par value $.01 per share.

                       Documents Incorporated By Reference

     Certain information called for by Part III of the Form 10-K will either be filed with the Commission under Regulation 14A under the Securities Exchange Act of 1934 or by amendment to this Form 10-K, in either case on or before April 30, 1997.

                                     PART I
Item 1. Business.

         BDM International, Inc. ("BDM") is a multinational information technology company that operates in three interrelated markets: Systems and Software Integration, Computer and Technical Services and Enterprise Management and Operations. The Company serves public and private sector clients, including the Department of Defense ("DOD") (approximately 36% of total revenue in 1996), international defense agencies (approximately 27%), civil government agencies (approximately 20%) and commercial clients (approximately 17%).

         The Company was formed in 1959 by Drs. Joseph V. Braddock, Bernard J. Dunn and Daniel F. McDonald as "Braddock, Dunn & McDonald, Incorporated," which was later reorganized as BDM International, Inc. (the "Predecessor Company"). The Predecessor Company was a public company from 1980 until 1988, when Ford Aerospace Corporation ("Ford Aerospace"), then a wholly owned subsidiary of Ford Motor Company ("Ford"), acquired all of the outstanding stock of the Predecessor Company.

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

         In March 1992, the Company acquired the outstanding common stock of Vinnell Corporation ("Vinnell"), a company that specializes in international on-site operations and maintenance and training services largely in the Middle East. In January 1993, the Company began operating a new subsidiary, BDM Technologies, Inc. ("BDM Technologies"), to focus on applying its core competencies to serve commercial and state and local government clients. Effective January 1, 1993, a new subsidiary, BDM Europe BV ("BDM Europe"), acquired two European businesses, FACE Industrial Automation BV and Logisticon BV, and merged them into a single entity called FACE, located in Eindhoven, The Netherlands. FACE provides systems integration and technical services to industrial clients, primarily in the areas of automated distribution and advanced manufacturing systems. In November 1993, BDM Europe acquired management control of, through a 45% ownership interest in, Industrieanlagen-Betriebsgesellschaft mbH ("IABG"), located in Ottobrunn,
Germany.       The      interest      was      acquired      primarily      from
Industrieverwaltungsgesellschaft AG (IVG) under a privatization plan approved by the relevant ministries of the German Government, the principal owner of IVG. IABG provides test and evaluation and information services, principally to the German Government. In February 1994, the Company acquired Geoscience Consultants, Ltd. ("GCL"), a company that provides environmental assessment and engineering services to industrial and governmental clients. For financial reporting purposes, GCL is included under BDM Federal. In February 1996, the Company acquired three affiliated companies - CW Systems, Inc., IG Systems, Inc. and Melco Systems, Inc. - which provide information technology services and systems support to commercial and public sector clients. In November 1996, the Company acquired the operations of RGTI Systems Software, a company specializing in warehouse management solutions. In December 1996, the Company acquired the assets of two related companies, Advanced Systems Design, Inc. and Software Engineering, Inc., which provide human services system design and development to state and local governments. All three acquisitions are included for financial reporting purposes under BDM Technologies.

         Effective December 31, 1996, the Company reorganized its business operations into five strategic business units: Federal Systems, State and Local Systems, Enterprise Management Services, Integrated Supply Chain Solutions and BDM Europe. In addition, BDM Technologies development unit was established to focus on promising new areas of business.

         Unless the context otherwise requires, reference herein to "the Company" or "BDM" includes BDM International, Inc. and its subsidiaries.

         The principal office and corporate headquarters of the Company is located at 1501 BDM Way, McLean, Virginia 22102-3204, and its telephone number is (703) 848-5000.

Business Areas

         In 1996, the Company, through its subsidiaries, engaged in contracts and programs on behalf of public and private sectors. A cross-section follows, showing major contract and program areas, by subsidiary.

         BDM Federal. The following are examples of contracts and program areas in which BDM Federal performs systems and software integration, computer and technical services and enterprise management and operations services. The
Company:

         - Modernizes the way information is managed by both defense and civil government agencies under the Defense Enterprise Integration Services ("DEIS") Program contract. The work includes developing an overall enterprise architecture to integrate disparate information systems, known as legacy systems, introducing modern information technologies, and re-engineering information management processes. BDM was one of six prime contractors on the DEIS contract, and received the second highest dollar volume of delivery order awards (approximately $200 million) among the six contractors since the program began in 1994. In July 1996, BDM was selected to participate in the five-year follow-on DEIS II contract. 1996 revenue was approximately $118.4 million.

         - Provides systems and software integration services to the Securities and Exchange Commission ("SEC") as the developer of the Electronic Data Gathering, Analysis and Retrieval System ("EDGAR"). This system permits publicly held companies to file reports electronically with the SEC, thus replacing paper filings, and provides for immediate public dissemination of financial filing and reporting data. EDGAR is now operational, and all public companies have made the transition to filing via EDGAR. BDM has submitted a proposal for the next generation of the EDGAR system, which is scheduled to be awarded in 1998. 1996 revenue was approximately $8.6 million.

         - Consolidates defense logistics computer systems for the United States Air Force ("USAF") under the DMRD-924 Program. The Company provides systems and software integration services, ranging from hardware acquisition to large-scale systems integration, pursuant to a DOD directive mandating consolidation of computer sites to enhance performance and reduce costs. 1996 revenue was approximately $22.5 million.

         - Provides comprehensive systems integration services to various state and local school districts in the areas of financial and administrative software applications, instructional applications, system architectures and network designs, teacher and administrator training and management consulting. The Company is working to advance the productivity and efficiency of administrative systems and improve student performance. The Company's largest contract in this area ($27.5 million), awarded in 1995, combines systems integration with outsourcing of the school district's information services department. 1996 revenue in this area was approximately $13.5 million.

         - Supports the Department of Energy ("DOE") in development of plans and technologies and the implementation of strategies to advance its waste management, technology development and environmental restoration programs. The Company performs information systems support, technical assessments and other services to help the DOE meet federally mandated responsibility for waste management and site cleanup under the Resource Conservation Recovery Act, the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 and other laws and regulations. 1996 revenue was approximately $12.0 million.

         - Provides logistic support services to the Royal Saudi Air Force encompassing information technology services, logistics and supply, training, engineering and systems maintenance, administration and other areas. 1996 revenue was approximately $40.8 million.

         - Provides the Ballistic Missile Defense Organization with comprehensive engineering and technical systems assistance in areas such as systems architecture and design, system simulation and modeling, command, control, communications and intelligence, systems testing and logistics planning. 1996 revenue was approximately $26.2 million.

         - Manages and operates elements of the Joint Readiness Training Center of the U.S. Army Training and Doctrine Command, where approximately 50,000 soldiers a year are trained on integrated battlefields with near-real-time performance feedback. Systems designed and operated by BDM collect data through lasers, electronics and videos to provide the U.S. Army with the most comprehensive experience and data feedback short of actual combat. In October 1996, BDM was awarded a five-year follow-on contract to continue this work. 1996 revenue was approximately $16.1 million.

         - Creates and implements systems and processes to improve blood collections, processing and distribution for the American Red Cross. Tasks involve developing standard operating procedures, installing hardware and software, and providing training to Red Cross personnel. This is a joint activity with BDM Technologies. Aggregate 1996 revenue was approximately $13.4 million.

         BDM Technologies. The following are examples of contracts and program areas in which BDM Technologies performs systems and software integration, computer and technical services and enterprise management and operations for commercial and state and local government clients. The Company:

         - Designs and integrates state-wide information systems aimed at strengthening welfare and human services management and provides tested solutions in such areas as child welfare and child support enforcement. Major programs are underway in Alabama, Iowa, Missouri, Montana and other states. In Montana, the BDM-designed child support enforcement system was the nation's first to achieve the federal certification that all such systems are required to have. 1996 revenue in this area was approximately $26.1 million.

         - Automates warehouse distribution and control operations to improve distribution process efficiencies for major national and international clients including Ford Motor Company ("Ford"), Franklin Mint, Merck and Co., Inc., Ortho-McNeil, Inc., Bell
              Canada, Federal Express, Dot Foods and Spalding. Using the Company's proprietary MARC(TM) system, BDM helps clients achieve increased inventory accuracy, improved response time and other benefits. 1996 revenue in this area was approximately $12.7 million.

         -    Performs  application  outsourcing,  maintenance  and  support and develops critical software enhancements to various information systems for Ford. BDM Technologies has been directly involved in the development and implementation of Computer Integrated Manufacturing applications for Ford's Electronics Division. In addition, BDM Technologies has also designed, developed and implemented several key client/server applications for Ford.
              1996 revenue was approximately $4.6 million.

         - Provides systems integration and manufacturing execution services to support clients in the semiconductor manufacturing industry. Representative clients include Advanced Micro Devices, Sony Semiconductors, National Semiconductor, Hitachi Semiconductor and Zilog. 1996 revenue was approximately $6.3 million.

         BDM Europe. The following are examples of program areas in which BDM Europe provides systems and technology services, primarily to German Government and industrial clients. BDM Europe:

         - Provides information technology and systems support in software standardization, development and integration of management information systems for government and commercial clients and strengthening of command, control, communications and intelligence systems for the German Ministry of Defense. 1996 revenue was approximately $38.2 million.

         - Performs environmental assessments, both to meet requirements at contaminated sites (site inventory, investigation, assessment and remediation engineering) and to support environmental planning and the development of improved remediation systems and techniques. 1996 revenue was approximately $16.1 million.

         - Analyzes, tests, evaluates and simulates defense systems, missions, and operations for the German Ministry of Defense. Typical programs involve engineering assessments of new weapons systems and platforms, support of Battlefield Training Centers, design and simulation of camouflage measures and development and implementation of computer-based models for operational analysis and training. 1996 revenue was approximately $66.1 million.

         - Tests commercial and military aircraft structures, such as the Airbus A330/340 airliners and the Tornado and new Eurofighter aircraft; programs include testing of major assemblies, components and structural elements to identify structural weaknesses and improve safety and service life. 1996 revenue was approximately $20.9 million.

         - Performs comprehensive testing of satellites and other space structures, space simulation, thermal vacuum testing, vibration and shock-testing and project monitoring for the German Ministry of Research and Technology, the European Space Agency, and private clients at the Space Test Center in Ottobrunn, Germany.
              1996 revenue was approximately $19.1 million.

         - Tests vehicles and their components for various German automobile manufacturers and suppliers such as BMW, Audi and Volkswagen, including climatic testing, emissions testing and mechanical tests of suspension and steering elements. 1996 revenue was approximately $4.3 million.

         - Operates the Magnetic Levitation ("MagLev") test facility in Elmsland, Germany, including the performance of numerous technical investigations and demonstration runs. The successful operation of this facility contributed to the decision of the German Government to implement the first MagLev service route in Germany connecting Hamburg and Berlin. 1996 revenue was approximately $12.3 million.

         Vinnell. The following are examples of contracts under which Vinnell performs training and complementary capabilities in technical services as well as enterprise management and operations for its clients in the United States and abroad. The Company:

         - Provides training, logistical support and comprehensive developmental, advisory and operational services under the Saudi Arabian National Guard ("SANG") Modernization Program. Beginning July 1, 1995, this work is performed by a joint venture, of which Vinnell owns 51%. Aggregate 1996 revenue was approximately $67.0 million.

         - Performs training, logistical support and comprehensive developmental, advisory and operational services for FMC Arabia (an affiliate of FMC Corporation) in connection with the fielding of the Bradley Fighting Vehicle System for the Royal Saudi Land Forces. This work is being performed through an affiliate, of which Vinnell owns 60%. Aggregate 1996 revenue was approximately $50.3 million.

         - Manages and operates seven Job Corps Centers in the United States for the Department of Labor ("DOL") under a program designed to bring education and vocational training to disadvantaged youth. Aggregate 1996 revenue was approximately $38.1 million.

         - Manages and operates U.S. military facilities in Turkey and three USAF facilities in Oman, provides personnel support services in Egypt and operations and maintenance services at a U.S. Army base in the United States under joint ventures with Brown & Root Services Corporation, Airwork Ltd., SEACOR Services, Inc. and Tecom Services, Inc., respectively. Total 1996 revenue earned by these joint ventures was approximately $92.2 million. As a 50% partner in these joint ventures, Vinnell reports earnings using the equity method. Aggregate equity in earnings from these joint ventures was approximately $2.0 million in 1996.

Contracts

         Types of Contracts. The Company's services are provided through three types of contracts: fixed-price, time-and-material and cost-reimbursable contracts. Fixed-price contracts require the Company to perform services under the contract at a stipulated price. Time-and-material contracts reimburse the Company for the number of labor hours expended at established hourly rates negotiated in the contract and the cost of materials incurred. Cost-reimbursable contracts reimburse the Company for all actual costs incurred in performing the contract to the extent that such costs are within the contract ceiling and allowable under the terms of the contract, plus a fee or profit.

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

         The following table shows the approximate percentage of revenue by contract type recognized by the Company during the indicated periods:

                                                      Years Ended
                                                      December 31,
                                          --------------------------------------
                 Type Of Contract             1996         1995        1994
                 ----------------             ----         ----        ----

  Cost-reimbursable....................         35%          39%          43%
  Fixed-price..........................         30           28           30
  Time-and-material....................         35           33           27
                                           -------      -------      -------
       Total                                   100%         100%         100%
                                           =======      =======      =======

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

         The Company's costs and revenue under government contracts are subject to adjustment as a result of audits by the Defense Contract Audit Agency. Audits of costs incurred have been completed on all years through 1988. Audits for 1989 through 1996 have not been completed. However, management does not believe the results of these audits will have a material effect on the Company's financial position or results of future operations.

         Backlog. The Company's backlog at December 31, 1996 was approximately $2.3 billion compared to approximately $1.7 billion at December 31, 1995. Approximately 33% of the Company's backlog at December 31, 1996 is expected to be converted to revenue within the current fiscal year.


         The Company's backlog amounts are composed of funded and unfunded components. Funded backlog consists of the dollar portion of contracts that is currently appropriated by the government client or other clients and allocated to the contract by the purchasing government agency or otherwise authorized for payment by the client upon completion of a specified portion of work. The Company's funded backlog was approximately $439 million and $667 million as of December 31, 1996 and 1995, respectively. Although unfunded backlog can include up to the stated award value of the contract including renewals or extensions that have been priced but still remain at the discretion of the client whether to fund, the Company, to be conservative, often recognizes only a portion of stated award values on multi-year contracts into its backlog records. Because many of the Company's contracts are multi-year contracts, total backlog may include revenue expected to be realized several years into the future. The unfunded backlog may not be an indicator of future contract revenue or earnings because there is no assurance that the unfunded portion of the Company's backlog will be funded. In addition, most of the contracts included in backlog are subject to termination for the convenience of the government client.

                          Backlog Summary By Component

                                                      As of December 31,
                                           ------------------------------------
                   Type Of Contract              1996      1995      1994
                   ----------------              ----      ----      ----
                                                    (dollars in millions)
 Funded.................................       $  439    $  667    $  535
 Unfunded...............................        1,811     1,021     1,003
                                                -----     -----     -----
       Total............................       $2,250    $1,688    $1,538
                                               ======    ======    ======

Marketing

         The Company's marketing activities are conducted both by centralized business development offices within the strategic business units and by its professional managers who have technical expertise and whose efforts are supplemented by the Company's staff of engineers, scientists and analysts. The business development offices are responsible for developing and maintaining detailed account plans and for creating and managing a major target list. The operating units support the business development offices in target qualification and pursuit. Proposals are managed jointly by the operating units and their respective business development office. The Company supports the marketing efforts of its personnel through the direct participation of senior management and supervisory employees. These marketing efforts are further supported by a corporate proposal center, organized team reviews of proposals and a formal corporate training program. The Company believes that this marketing approach enables it to anticipate and serve the needs of its clients and ensures that those who are seeking to obtain business for the Company have the necessary technical expertise and resources both to develop proposals that satisfy clients' requirements and to participate in or supervise the performance of services that ultimately may be provided.

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

Proprietary Information

         The Company believes that its business is dependent on its technical and organizational knowledge, practices and procedures. The Company claims a proprietary interest in certain of its work products, software programs, methodologies and know-how. Some of the proprietary information is protected by confidentiality agreements and other means.

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

Employees And Employee Representation

         As of March 1, 1997, the Company had approximately 8,700 full-time and part-time employees. Joint ventures, in which the Company is a partner, employed approximately 3,000 additional individuals as of this date. In addition, the Company enters into agreements with a large number of consultants on a project-specific basis who are engaged by the Company to perform specialized work on contracts or to provide expertise in support of marketing and contract activities. With the exception of approximately 43 Vinnell employees, and except as discussed in the next paragraph, no other employees of the Company are represented by a union and, to the knowledge of the Company, no union organizing activities are in progress.

         As a corporation organized under the laws of and operating in Germany, IABG is subject to the German Co-determination Law. Under this law, certain German workers have a right to representation on supervisory boards of a company and, through Workers' Councils, have a say in issues relating to corporate operations, particularly those having a direct impact on workers. Approximately 40% of IABG's employees are covered by the tariff agreements of the German metalworkers union, IG Metall. The tariff negotiations determine the annual raises and weekly working hours for the people covered by this tariff agreement. Negotiations have been completed to cover the period through December 31, 1998.

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

         In addition to these principal offices, as of March 1, 1997, the Company maintained offices or facilities in connection with the performance of its contracts in over 50 other locations. A portion of these premises is subleased to others. In addition to the Company's offices and facilities, Company personnel are frequently assigned to client locations throughout the country and overseas.

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

     In addition, as disclosed in the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1996, the Company has been informed that a civil "qui tam" lawsuit has been filed against the Company and has received a copy of the Complaint in that action. The matter is currently under Court seal. Under a qui tam suit, often referred to as a "whistle blower" suit, a private plaintiff generally alleges that false claims have been made to the U.S.
Government and receives a portion of the recovery, if any, achieved by the Government. The Government has an opportunity to investigate the Complaint and make a determination whether to join the case. The private plaintiff can pursue the action against the Company in the name of the U.S. Government at his own expense if the Government declines to join the case. The Complaint alleges violation under the federal False Claims Act in connection with certain mischarging under overseas government contracts administered by the U.S. Air Force, related to certain housing rented in connection with overseas operations, alleged improper hiring of and payments to certain employees, alleged improper payments to a subcontractor, and alleged improper purchases and payments made in support of client activities. Aggregate revenue from these contracts in calendar year 1996 was approximately $41 million. In connection with this case, BDM has received a subpoena for information in a civil investigation underway by the Office of Inspector General of the Department of Defense and an Assistant U.S. Attorney for the Eastern District of Virginia with respect to the matters alleged in the Complaint. BDM will cooperate fully with the Government and expects to make extensive document production in response to the subpoena.

     The Company is engaged in providing services and products under contracts with the U.S. Government and, to a lesser degree, under foreign government contracts, some of which are administered by the U.S. Government. All such contracts are subject to extensive legal and regulatory requirements, and the above mentioned investigation apparently focuses on whether the Company's overseas operations in connection with the subject contracts were conducted in accordance with such requirements. The lawsuit and related investigation could result in administrative, civil or criminal liabilities, including reimbursements, fines or penalties being imposed. Under the provisions of the False Claims Act, a civil penalty of between $5,000 and $10,000 can be assessed for each claim, plus three times the amount of any damages sustained by the Government. The Complaint seeks such relief but does not specify the amount of damages. In addition to damages, a finding of civil or criminal liability could lead to suspension or debarment of the contractor if it is found to be not currently responsible, which would make some or all of the contractor's operations ineligible to be awarded U.S. Government contracts for a period of time. Such civil or criminal liability or suspension or debarment could have a material adverse effect on the Company. Management is unable to make a meaningful estimate of the amount or range of loss that could result from this litigation, however, management does not anticipate that the ultimate resolution of this litigation will have a material effect on the Company's consolidated financial position.

Item 4. Submission Of Matters To A Vote Of Security Holders.

         No matters were submitted during the fourth quarter of 1996 to a vote of security holders.

Item 4a. Executive Officers Of The Registrant.

         The executive officers of the Company, their positions with the Company, and their principal occupations during the past five years are set forth below.

        Name                   Age           Position(s) With Company
        ----                   ---           ------------------------
 Frank C. Carlucci...........  66     Chairman of the Board and Director
 William E. Conway, Jr.......  47     Vice Chairman and Director
 Philip A. Odeen.............  61     President, Chief Executive Officer
                                        and Director
 C. Thomas Faulders, III.....  47     Executive  Vice  President,   Treasurer,
                                        and  Chief Financial Officer
 William C. Hoover...........  47     Executive Vice President
 Helen M. Seltzer............  50     Corporate Vice President
 Dr. William E. Sweeney, Jr..  58     Chairman of the Board,  BDM Europe,
                                        General  Manager and Chairman of the
                                        Management  Board,  IABG, and
                                        Director
 Roy V. Woodle...............  61     President and Chief Executive Officer,
                                        Vinnell

         Set forth below is certain information regarding the backgrounds of each of the executive officers of the Company.

         FRANK C. CARLUCCI has served as Chairman of the Board of Directors of the Company since October 1990. Mr. Carlucci has been Chairman and a Managing Director of The Carlyle Group, L.P. ("Carlyle") since 1993 and served as Vice Chairman of Carlyle from 1989 to 1993. Mr. Carlucci served as U.S. Secretary of Defense from 1987 to 1989 and has served in a number of other government positions, including Ambassador to Portugal, Deputy Secretary of Defense and Assistant to the President for National Security Affairs.

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

         C. THOMAS FAULDERS, III has served as Executive Vice President, Treasurer and Chief Financial Officer of the Company since April 24, 1995. He also serves as Acting President of the Company's Integrated Supply Chain Solutions unit. Mr. Faulders served with Comsat Corporation, a provider of international communications and entertainment, as Vice President and Chief Financial Officer from 1992 to 1995. From 1985 to 1992, he served in several senior management positions with MCI Communications Corporation, a long distance service provider.

         WILLIAM C. HOOVER joined the Company on June 3, 1996 as Executive Vice President of the Company. He also serves as President of the Company's Federal Systems unit and as Acting President of the State and Local Systems unit. From November 1994 to May 1996, Mr. Hoover served as President and Chief Operating Officer of PRC, Inc., which provides systems engineering and integration and software development, engineering and information services to federal government customers. From September 1992 to October 1994, he served as President of PRC/Federal Systems Group. From April 1992 to September 1992, he was Executive Vice President and General Manager of USI/Commercial Systems Group. From January 1992 to March 1992, he served as Senior Vice President and General Manager of PRC/Engineering Technology Group. Mr. Hoover initially joined PRC in 1980.

         HELEN M. SELTZER joined the Company as Senior Vice President, Product Marketing, on March 15, 1996. She currently serves as President of the BDM Technologies unit and as Corporate Vice President of the Company. Ms. Seltzer served as Vice President, Marketing/Sales Access Services at Bell Atlantic from 1993 to 1995. From 1983 to 1993, she served in several senior management positions at MCI Communications Corporation.

         DR. WILLIAM E. SWEENEY, JR. has served as an Executive Vice President and a Director of the Company since October 1990 and as Chairman of the Board of BDM Europe and General Manager and Chairman of the Management Board of IABG since 1993. Dr. Sweeney joined the Predecessor Company in 1977 and has held a number of senior management positions.

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

                                     PART II

Item 5.  Market for the  Registrant's  Common  Equity  and  Related  Stockholder
         Matters.

         The Company's Common Stock has been traded on the Nasdaq Stock Market (Symbol: BDMI) since June 29, 1995. Before that date, the shares were not listed on any national exchange or on the over-the-counter market. As of February 28, 1997, there were 3,496 shareholders of record of Common Stock.

         The following table sets forth the high and low sales prices of the Common Stock of the Company as reported by the Nasdaq Stock Market for each of the quarters indicated:

                                                     High            Low
                                                     ----            ---

           1995
           2nd Quarter (June 29-30)                 $21.50          $19.88
           3rd Quarter                              $28.50          $20.25
           4th Quarter                              $30.50          $23.75

           1996
           1st Quarter                              $41.13          $25.44
           2nd Quarter                              $49.00          $36.25
           3rd Quarter                              $61.50          $45.00
           4th Quarter                              $60.00          $44.25

           1997
           1st Quarter (through March 6, 1997)      $57.25          $41.25

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

Recent Sales of Unregistered Securities

     Since January 1, 1994, the Company has sold and issued the following unregistered securities:

     1. Under the Director Stock Purchase Plan, the Company sold to certain directors a total of 24,674 shares of Common Stock at a purchase price ranging from $8.00 to $53.875 per share.

     2. The Compensation Committee has granted to selected members of management Management Incentive Stock Options to purchase a total of 34,442 shares of Common Stock, net of forfeitures, at an exercise price equal to par value $.01 per share.

     No underwriters were engaged in connection with the foregoing sales of securities. Such sales were made in reliance upon the exemption from the registration provisions of the Securities Act set forth in Section 4(2) thereof as transactions not involving a public offering, the respective purchasers thereof having acquiring such shares for their respective accounts without a view to the distribution thereof.

Item 6. Selected Financial Data.

         The consolidated statement of operations data set forth below with respect to the calendar years ended December 31, 1996, 1995, 1994, 1993 and 1992 and the consolidated balance sheet data at December 31, 1996, 1995, 1994, 1993 and 1992 have been derived from, and are qualified by reference to, the Company's consolidated financial statements and notes thereto audited by Coopers & Lybrand L.L.P., independent accountants. The selected consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto in Items 7 and 8.

                                                                Years Ended December 31,
                                             1996 (1)         1995        1994          1993 (4)     1992 (5)
                                             --------         ----        ----          --------     --------
                                                          (In thousands, except per share data)

Statements of Operations:
Revenue                                    $1,001,559     $ 889,974     $ 774,249     $ 558,292    $ 424,389
Cost of sales                                 841,315       752,107       643,728       460,186      348,191
Selling, general and administrative            89,147        80,804        82,950        63,847       41,940
Depreciation, amortization and other           17,333        18,154        20,627        12,089       14,802
Purchased in-process R&D                       10,760            --            --            --           --
Provision for restructuring                     5,760            --            --            --           --
                                           ----------     ---------     ---------     ---------    ---------

Operating profit                               37,244        38,909        26,944        22,170       19,456

Interest (income) expense, net                 (1,656)        1,474         3,481         4,178        5,302
Equity in earnings of affiliates               (2,010)       (1,835)       (1,841)       (2,223)      (1,852)
Minority interest                               9,576         5,863         2,526         1,555           --
                                           ----------     ---------     ---------     ---------    ---------

Income before income taxes                     31,334        33,407        22,778        18,660       16,006
Provision for income taxes                     13,659        15,015         9,700         7,632        6,552
                                           ----------     ---------     ---------     ---------    ---------

Income before extraordinary gain
   and cumulative effect of
   accounting change                           17,675        18,392        13,078        11,028        9,454
Extraordinary gain, net of tax                     --            --            --           413           --
Cumulative effect of accounting change             --            --            --            --         (115)
                                           ----------     ---------     ---------     ---------    ---------
Net income                                 $   17,675     $  18,392     $  13,078     $  11,441    $   9,339
                                           ==========     =========     =========     =========    =========

Earnings Per Share:
Income before extraordinary gain
   and cumulative effect of
   accounting change                       $     1.21     $    1.56     $    1.20     $    0.92    $    0.81
Extraordinary gain                                 --            --            --          0.03           --
Cumulative effect of accounting change             --            --            --            --        (0.01)
                                           ----------     ---------     ---------     ---------    ---------

Net income                                 $     1.21     $    1.56     $    1.20     $    0.95    $    0.80
                                           ==========     =========     =========     =========    =========

                                                                   As of December 31,
                                             1996 (1)       1995 (2)     1994 (3)       1993 (4)     1992 (5)
                                             --------       --------     --------       --------     --------
                                                                     (In thousands)

Balance Sheet Data:
Current assets                             $  321,176     $ 294,654     $ 270,079     $ 242,800    $ 135,775
Total assets                                  420,654       363,793       335,551       303,436      174,816
Current liabilities                           184,271       178,530       175,165       161,052       81,033
Long-term debt                                 22,813        25,900        82,750        48,480       38,423
Stockholders' equity                          167,255       115,469        41,105        62,909       54,932

(1) On February 20, 1996, the Company acquired three related companies, CW Systems, Inc., IG Systems, Inc., and Melco Systems, Inc., for $18.5 million. The transaction was accounted for as a purchase and is included in the Company's consolidated financial statements from the date of its acquisition.

        On November 4, 1996, the Company acquired the assets of RGTI Systems Software (RGTI) for approximately $18.4 million. As a result of the acquisition, BDM has recorded a $10.8 million pre-tax charge in 1996 relating to the write-off of purchased in-process research and development. The acquisition was accounted for as a purchase and is included in the Company's consolidated financial statements from the effective date of its acquisition.


        The increase in stockholders' equity in 1996 includes the impact of net proceeds of $15.3 million from the Company's public offering of 450,000 million primary shares of Common Stock completed on March 27, 1996.


(2) The increase in stockholders' equity and the decrease in long-term debt in 1995 reflect the impact of net proceeds of $49.4 million from the Company's initial public offering of 2.875 million shares of Common Stock on June 28, 1995.


(3) The decline in stockholders' equity and the increase in long-term debt in 1994 reflect the impact of the repurchase of 2.6 million shares of Common Stock and Class B Common Stock for $36.4 million on May 27, 1994.


(4) On November 16, 1993, the Company acquired a 45% interest in IABG and entered into an agreement which gives the Company voting control of IABG and permits the Company to manage IABG's operations. The Company's financial statements consolidate IABG's financial position and results of operations and report the remaining owners' 55% interest as a minority interest. This acquisition was accounted for as a purchase, and the Company's consolidated results of operations include IABG from the date of its acquisition through its subsidiary, BDM Europe.


(5) On March 13, 1992, the Company acquired the outstanding common stock of Vinnell for approximately $29.6 million, including transaction expenses. This acquisition was accounted for as a purchase, and the Company's consolidated results of operations include Vinnell from the date of its acquisition.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

         The Company achieved a major milestone in 1996 with revenue of $1 billion, representing 13% growth over 1995. Net income of $17.7 million and earnings per share of $1.21 reflect the impact of two one-time, pre-tax charges, a $5.8 million provision for restructuring and a $10.8 million write-off of in-process research and development as a result of the acquisition of RGTI Systems Software (RGTI). Excluding these charges, the Company's earnings growth was substantial. Pro forma net income grew to $27.3 million, representing 48% growth over 1995, and pro forma earnings per share increased to $1.87, 20%
growth over 1995. These results followed strong growth in revenue (15%), net income (41%), and earnings per share (30%) from 1994 to 1995. In addition, the Company achieved record contract awards of $1.5 billion in 1996, an increase of approximately 40% over 1995. Contract backlog grew 33% to $2.3 billion and proposal backlog grew 15% to $1.5 billion as of December 31, 1996, compared to year-end 1995.

         BDM's continued strong core growth was masked by fluctuations in hardware sales and exchange rates. Hardware sales declined to 9% of revenue in 1996, compared to almost 12% in 1995. Services revenue increased by almost 17%. Excluding the impact of changes in foreign currency rates, services revenue would have grown 18%.

         There were a number of important events in 1996 that position the Company for long-term expansion and growth. Several acquisitions were completed of information technology companies primarily serving commercial clients. During the year, BDM also established systems and software alliances with several major commercial companies, including Cap Gemini (Year 2000), Baan (implementation services for Baan's Enterprise Resource Planning software), SAP America (sale of BDM's security product, CYBERSHIELD(TM)), and Novell (implementation services for Novell's GroupWise 5). In addition, a new alignment of the Company's business operations was announced in the third quarter of 1996 establishing a structure of Strategic Business Units and Development Units to enhance the ways that BDM develops, markets, and delivers its services.
This reorganization became effective January 1, 1997.

REVENUE

                                                                Years Ended December 31,
                                         --------------------------------------------------------------------
                                                  1996                     1995                     1994
                                         --------------------------------------------------------------------
                                                           (in millions, except percentages)
Client Category
---------------
U.S. Department of Defense               $   362.2      36%        $ 331.6     37%         $ 244.6        32%
International Defense                        270.5      27%          222.8     25%           193.5        25%
Civil Government                             197.6      20%          199.8     23%           227.3        29%
Commercial                                   171.3      17%          135.8     15%           108.8        14%
                                          --------     ---         -------    ---          -------       ---

     Total                               $ 1,001.6     100%        $ 890.0    100%         $ 774.2       100%
                                         =========     ===         =======    ===          =======       ===


Services Provided
-----------------
Systems & Software Integration           $   356.6      36%        $ 273.5     31%         $ 197.0        26%
Computer & Technical Services                523.0      52%          505.0     57%           490.9        63%
Enterprise Management & Operations           122.0      12%          111.5     12%            86.3        11%
                                         ---------     ---         -------    ---          -------       ---

     Total                               $ 1,001.6     100%        $ 890.0    100%         $ 774.2       100%
                                         =========     ===         =======    ===          =======       ===


Subsidiary
----------
BDM Federal                              $   531.2      53%        $ 475.5     53%         $ 411.6        53%
BDM Technologies                              95.5      10%           57.5      7%            38.8         5%
BDM Europe                                   205.2      20%          215.8     24%           197.5        26%
Vinnell Corporation                          169.7      17%          141.2     16%           126.3        16%
                                         ---------     ---         -------    ---          -------       ---

     Total                               $ 1,001.6     100%        $ 890.0    100%         $ 774.2       100%
                                         =========    ====         ========   ===          =======       ===

         Revenue by Client Category

         U.S. Department of Defense (DOD): Revenue derived from the U.S. Department of Defense (DOD) increased 9% in 1996. The primary contributor to this growth was the Company's systems and software integration work for various defense activities. In addition, BDM Federal experienced growth in defense test and evaluation and technical support for ballistic missile defense and other military programs. This growth was partially offset by lower revenue from the sale of hardware in support of several contracts with the DOD. Revenue from the DOD increased 36% from 1994 to 1995, reflecting the first full year of the DEIS program and higher revenue from the procurement of defense equipment year over year.

         International Defense: Revenue from international defense business increased 21% and 15% for 1996 and 1995, due largely to higher revenue earned on the Company's contracts in Saudi Arabia. Exchange rate fluctuations impacted the growth of the Company's European activities as a result of a stronger U.S. dollar in 1996.

         Civil Government: Revenue from civil government contracts was essentially flat from 1995 to 1996, and decreased from 1994 to 1995. There are several factors driving these results. The Company has experienced a decline in revenue generated from environmental restoration and waste management programs for the Department of Energy as a result of budget reductions. There was also a decline in revenue generated from state government contracts from 1995 to 1996. This reflects the impact of the new Federal Welfare Reform law enacted in 1996, as well as the Federal government's decision to delay by two years the deadline by which states must have federally certified information systems in place to manage and track their child support enforcement programs. In addition, the Company has experienced implementation difficulties on one of its state contracts. The Company is currently in discussions with the client and a resolution is expected in 1997. Until a resolution is reached, the Company is not recognizing profit on the contract. The reduction in civil government revenue also reflects lower pass-through contracts from the German government and the decline of the German mark versus the U.S. dollar. Partially offsetting these reductions was Vinnell's Job Corps Center business which experienced substantial growth in 1996.

         Commercial: The increase of 26% and 25% in commercial revenue for 1996 and 1995 reflects the growth of information technology work for various private sector clients, including clients of companies acquired during the year. This growth was also fueled by increases in revenue from semiconductor manufacturing integration, warehouse automation, business process transformation, and other services. The international commercial business was impacted by the aforementioned fluctuations in the German mark to U.S. dollar exchange rate. Excluding the impact of the currency fluctuations, commercial revenue would have increased by 30% in 1996.


         Revenue by Services Provided

                  Systems and Software Integration revenue increased 30% and 39% in 1996 and 1995, compared to the previous years. This increase was driven by growth in BDM Federal's system integration work primarily for various defense activities and in systems-related services provided to a wide variety of commercial clients. The increase in Computer and Technical Services revenue of 4% and 3% for 1996 and 1995 was a result of growth in a number of contracts including the expansion of work for the Royal Saudi Land Forces, the Saudi Arabian National Guard, test and evaluation programs, and technical support for ballistic missile defense and other military programs. Vinnell's Job Corps Center management contracts were a major driver of the increase in Enterprise Management and Operations revenue for both 1996 and 1995.

         Revenue by Subsidiary

                  Revenue at BDM Federal grew 12% and 16% for 1996 and 1995. This increase reflects expanded work for a wide variety of federal agencies, most notably involving information technology services for various defense activities, and also increased services and support in defense test and evaluation, ballistic missile defense, and other military programs. This was partially offset by lower revenue associated with the sale of hardware in support of several DOD contracts, and a decline in work for the U.S. Department of Energy. The 66% revenue increase at BDM Technologies reflected acquisitions during 1996 and organic growth in commercial information technology work in both 1996 and 1995. Fluctuations in the exchange rate of the German mark to the U.S. dollar masked the modest increase in BDM Europe's local currency revenue for 1996. This real growth in local currency reflected additional work performed for the German Ministry of Defense and a variety of German commercial clients. Vinnell's revenue increased 20% and 12% in 1996 and 1995, as a result of higher revenue in most aspects of Vinnell's business, including its work for the Royal Saudi Land Forces, the Saudi Arabian National Guard, and additional Job Corps Center business.


RESULTS OF OPERATIONS


         The following table sets forth selected financial data. The 1996 periods are presented using pro forma amounts which exclude the impact of the $5.8 million pre-tax restructuring charge and the $10.8 million pre-tax write-off for purchased in-process research and development:

                                                                      Years Ended December 31,
                                                     -----------------------------------------------------
                                                           Pro           Pro
                                                          Forma         Forma
                                                          1996           1996        1995        1994
                                                     -----------------------------------------------------
                                                                         ($ in millions)

Revenue                                                 $1,001.6         100.0%       100.0%      100.0%

Cost of sales                                              841.3          84.0         84.5        83.1
Selling, general and administrative                         89.2           8.9          9.1        10.7
Depreciation, amortization and other                        17.3           1.7          2.0         2.7
                                                        --------         -----        -----       -----

Operating profit                                            53.8           5.4          4.4         3.5

Interest (income) expense, net                              (1.7)         (0.2)         0.2         0.4
Equity in earnings of affiliates                            (2.0)         (0.2)        (0.2)       (0.2)
Minority interest                                            9.6           1.0          0.6         0.3
                                                        --------         -----        -----       -----

Income before taxes                                         47.9           4.8          3.8         3.0

Provision for income taxes                                  20.6           2.1          1.7         1.3
                                                        --------         -----        -----       -----

Net income                                              $   27.3           2.7%         2.1%        1.7%
                                                        ========         =====        =====       =====


Cost of Sales

         Cost of sales, which includes salaries, benefits, subcontractor expenses, materials and overhead costs, decreased as a percentage of revenue in 1996 compared to 1995 largely due to a high level of hardware pass-throughs in 1995. These pass-throughs represent the procurement of computer hardware and other equipment on behalf of clients, and often earn lower margins than revenue from services. Sales pertaining to such materials as a percent of revenue were 8.9% in 1996 and 11.6% in 1995. Cost of sales as a percentage of revenue increased from 1994 to 1995, also due primarily to the high level of hardware sales in 1995.

Selling, General and Administrative

         Selling, general and administrative (SG&A) expense, which includes the Company's research and development costs (R&D), decreased as a percentage of revenue in 1996 compared to the previous year. This decrease was largely the result of revenue growth that has outpaced the growth of SG&A expenses, as well as improved cost controls at several of the Company's subsidiaries.

         Excluding the effect of a write-off of purchased in-process research and development expenses associated with the Company's acquisition of RGTI, which is presented on a separate line, SG&A expense increased $8.3 million compared to 1995. This increase is due to investments made for recruiting, marketing, and research and development. These investments were focused on the Company's Year 2000 efforts, computer network security, state child support and welfare systems, and the enhancement of the MARC(TM) warehouse automation and distribution product. The increase also includes the SG&A of several companies acquired during 1996.

         Also contributing to the decline in SG&A expense as a percentage of revenue from 1994 to 1995 was a single R&D project which was started in 1993 and discontinued in 1994. SG&A included approximately $5.3 million for this project in 1994. Excluding this nonrecurring transaction, SG&A as a percentage of revenue was 10.2% in 1994.


Depreciation, Amortization and Other

         Depreciation, amortization and other costs decreased slightly as a percentage of revenue in 1996 and 1995 compared to the prior years. These decreases are primarily the result of reduced costs year over year, while revenue increased. The depreciation component remained relatively flat in 1996 compared to the previous year, reflecting the implementation of a new financial and management information system in the fourth quarter of 1996 at BDM Federal, offset by the impact of the German mark to U.S. dollar exchange rate on depreciation related to fixed assets in Germany. Depreciation expense was relatively flat in 1995 compared to 1994.

         The Company reported a net decrease of amortization expense in 1996 compared to 1995 due to a $1.6 million write-off in 1995 of unamortized goodwill for FACE. In addition, certain intangible assets became fully amortized in 1996 which also reduced the expense compared to 1995. These reductions were partially offset by an increase in 1996 of approximately $2 million related to amortization of goodwill and other intangible assets associated with new acquisitions completed during the year.


Interest (Income) Expense, Net

         The Company had net interest income of $1.7 million in 1996, compared to net interest expense of $1.5 million for 1995. This resulted from applying $49.4 million of net proceeds in July 1995 from the initial public stock offering, and $15.3 million of net proceeds from an additional stock offering in March 1996, to reduce outstanding borrowings. Also contributing to the reduction in interest expense in 1996 was a one-time charge of $0.5 million in 1995 related to the write-off of capitalized financing costs on the credit facility which was replaced last year. The Company's cash flow from operations of $39.9 million for 1996 also contributed to higher interest income. The decline of interest expense from 1994 to 1995 was also largely driven by the reduction of outstanding borrowings subsequent to the initial public stock offering in July 1995.

Equity in Earnings of Affiliates

         Equity in earnings of affiliates represents the Company's share of earnings from Vinnell's unconsolidated joint ventures. These amounts have remained fairly stable compared to the prior years.


Minority Interest

         The minority interest share of earnings increased as a percentage of revenue for 1996 and 1995, compared to the previous years. This increase reflects improved profitability of IABG and the expansion of Vinnell's joint ventures in the Middle East. Vinnell's contract with the Saudi Arabian National Guard was performed under a joint venture beginning in July 1995, in which Vinnell is a 51% partner. This contract was performed solely by Vinnell in the first half of 1995, and thus, reported no minority interest at that time.


Provision for Income Taxes

         The provision for income taxes was unusually high as a percentage of income before income taxes in 1995, compared to 1996 and 1994. This high effective income tax rate in 1995 resulted from the write-off of $1.6 million in goodwill from the FACE acquisition in the first quarter of last year, which was not deductible for income tax purposes. Partially offsetting the decrease in 1996 was an increase in the Company's statutory tax rate from 41% in 1995 to 42% in 1996, reflecting the impact of the Company's international expansion into countries with higher income tax rates than the United States.


LIQUIDITY AND CAPITAL RESOURCES

         Cash flow continued to increase in 1996 over the previous year, providing sufficient liquidity to support the Company's operational needs. In addition, the Company has paid approximately $20 million related to acquisitions completed during the year. The Company's revolving credit agreement, cash from operations, as well as the proceeds from a public stock offering, provided additional resources to cover peak cash needs during the year. As of December 31, 1996, the Company had $122.8 million available for borrowing on the revolving credit agreement.

         Cash flow related to investing activities primarily consists of capital expenditures, which have increased due to the implementation of a new financial and management information system (SAP) at BDM Federal, as well as the investments made for several acquisitions completed during the year. Other investing activities included working capital infusions to and earnings distributions from Vinnell's unconsolidated joint ventures.

         Financing activities included the $15.3 million net proceeds from the secondary stock offering completed in March and the reduction of the Company's working capital facility by $16 million. In addition, the Company continued to provide a benefit to its employees by enabling them to purchase shares of common stock through stock option exercises and an employee stock purchase plan. Also included in financing activities is a dividend payment of $2.0 million made by the Company's German subsidiary, IABG, to its minority shareholders.


General

         Management believes the Company has sufficient liquidity and working capital resources necessary to conduct planned business operations, debt service requirements, planned investments, capital expenditures, and to ensure compliance with restrictive bank covenants for the foreseeable future.

OTHER MATTERS


Acquisitions

         As discussed in Note 3, the Company completed several acquisitions during 1996, primarily of information technology companies serving commercial clients. These acquisitions had an aggregate purchase price of $41.7 million and generated goodwill of approximately $25 million.


Restructuring

     The Company announced a new alignment of its business operations during the third quarter of 1996. This new organization consists of five strategic business units -- Federal Systems, State and Local Systems, Integrated Supply Chain Solutions, BDM Europe and Enterprise Management Services. In addition, the new BDM Technologies will comprise development units focused on promising IT areas, including Internet/Intranet technology, computer network security, Year 2000+ solutions and services, IT support services, and others. A horizontally-focused effort directed by "Practice Leaders" is also being implemented to facilitate cross-company synergy in such areas as software process improvement, business process reengineering, and Year 2000+ solutions and services. These practice leaders will be responsible for developing and implementing repeatable solutions and processes across the Company, using common tool sets and standard methodologies. This new alignment was effective January 1, 1997.

         The new organizational alignment resulted in a one-time, pre-tax restructuring charge of $5.8 million to third quarter earnings, which included a write-down of $3.1 million of the net investment in the Company's environmental subsidiary, severance costs totaling $1.8 million for approximately 40 employees across the Company, and the accrual of approximately $0.9 million for certain facility expenses. Anticipated future savings from these changes are expected to be reinvested in human capital and research and development programs to support future growth.


Legal Matters

     As discussed in Note 17 to the financial statements, the Company has been informed that a civil "qui tam" lawsuit has been filed against the Company and has received a copy of the Complaint in that action. The matter is currently under Court seal. The Complaint alleges violation under the federal False Claims Act in connection with certain mischarging under overseas government contracts administered by the U.S. Air Force, related to certain housing rented in connection with overseas operations, alleged improper hiring of and payments to certain employees, alleged improper payments to a subcontractor, and alleged improper purchases and payments made in support of client activities. Management is unable to make a meaningful estimate of the amount or range of loss that could result from this litigation, however, managment does not anticipate that the ultimate resolution of this litigation will have a material effect on the Company's consolidated financial position.


New Headquarters

         During 1996, BDM signed a letter of intent to move its corporate headquarters to a new facility in Reston, Virginia. The Company expects the move to take place when the lease on the current building expires in January 1999.

Selected Quarterly Operating Results

         The following table sets forth certain unaudited consolidated statement of operations data expressed in dollars and as a percentage of total revenue for the eight most recent fiscal quarters. This data has been derived from unaudited consolidated financial statements of the Company that, in the opinion of management, include all adjustments necessary for a fair presentation in accordance with generally accepted accounting principles. The 1996 results include one-time, pre-tax charges of $5.8 million for restructuring in the third quarter, and $10.8 million for purchased in-process research and development in the fourth quarter. The Company's results of operations for a particular quarter are not necessarily indicative of the results of operations for any future period. The Company's quarterly results have varied considerably in the past and are likely to vary from quarter to quarter in the future.

                                                                    Quarters Ended
                                    ------------------------------------------------------------------------------
                                                   1996                                     1995
                                    --------------------------------------   -------------------------------------
                                    Dec. 31, Sept. 30,  June 30,  Mar. 31,    Dec. 31, Sept. 30, June 30, Mar. 31,
                                                 (in millions, except percentages and per share data)
Statement of Operations Data:
    Revenue                         $277.8    $246.8    $251.9    $225.1      $269.1    $215.9    $213.1    $191.9
    Operating profit                   4.9       7.9      12.7      11.7        10.9       9.3       8.8       9.9
    Net income                         1.7       3.9       6.7       5.4         5.9       5.3       3.9       3.3
    Earnings per share               $0.11     $0.26     $0.45     $0.39       $0.44     $0.40     $0.38     $0.33
    Weighted average shares
         outstanding                  15.2      15.2      14.9      14.0        13.6      13.4      10.2      10.0

As a Percentage of Revenue:
    Revenue                          100.0%    100.0%    100.0%    100.0%      100.0%    100.0%    100.0%    100.0%
    Operating profit                   1.8       3.2       5.0       5.2         4.0       4.3       4.1       5.2
    Net income                         0.6       1.6       2.6       2.4         2.2       2.5       1.8       1.7


Variability of Quarterly Results

         Fluctuations in the Company's quarterly revenue depend on a number of factors, some of which are beyond the Company's control. These factors include, among others, the timing of contracts, the timing of equipment shipments, delays in client acceptance of the Company's services, the length of the revenue cycle, client budget changes, and currency fluctuations.


Impact of Statement of Financial Accounting Standards 123 (SFAS 123)

         The Financial Accounting Standards Board has issued SFAS 123, "Accounting for Stock-Based Compensation." As permitted by SFAS 123, BDM adopted the new standard in 1996, and chose to continue the current accounting for stock-based compensation. The Company has reported the pro forma net income and earnings per share, calculated using the new accounting rules, in the footnotes to the financial statements, as well as other disclosures required by SFAS 123.


International Operations

         In connection with its international operations, the Company is subject to various risks inherent in foreign activities. These risks may include unstable economic and political conditions, changes in trade policies and regulations of countries involved, fluctuations in currency exchange rates and requirements for letters of credit or bank guarantees. Certain of the Company's contracts are foreign military sales, which mitigate such risks because the contracts are governed by U.S. Government procurement regulations. Much of the Company's other international operations are in Western European countries, mainly in Germany and The Netherlands, which have experienced relatively stable political conditions and regulatory environments. The Company is exposed to risks associated with fluctuations in exchange rates, including the German Mark, the Saudi Riyal, the Kuwaiti Dinar, the Turkish Lira, and the Dutch Guilder. The Company limits its exposure to these risks by incurring and paying for its expenses in the same currencies as those of its revenue. In addition, certain contracts performed overseas have provisions which provide for reimbursement of losses arising from currency fluctuations. It is the Company's policy not to enter into derivative financial instruments for speculative purposes.
There were no derivative financial instruments outstanding as of December 31, 1996.


Effects Of Inflation

         The  impact  of   inflation   on  the   Company's   business  has  been
insignificant to date, and the Company believes that it will continue to be insignificant for the foreseeable future.


                                       ***

         The foregoing discussion of various factors that may impact 1997 performance contains certain forward looking statements. In addition, the Company or its representatives from time to time may make or have made certain forward looking statements. Those forward looking statements made by the Company or its representatives are qualified in their entirety by reference to the discussion in this document, other public documents, and the discussion of important factors that could cause the Company's actual results to differ materially from those projected or discussed in those forward looking statements. It is intended that the foregoing constitute meaningful cautionary statements so as to obtain the protections of the safe harbor established for such statements by the Private Securities Litigation Reform Act of 1995.

                                       ###

Item 8. Consolidated Financial Statements.



                          Index to Financial Statements


                                                                          Pages

BDM International, Inc.
 Report of Independent Accountants.......................................    23

 Consolidated Balance Sheets as of December 31, 1996 and 1995............    24

 Consolidated Statements of Operations for the years ended December 31, 1996,
      1995, and 1994.....................................................    25

 Consolidated Statements of Stockholders' Equity for the years ended
      December 31, 1996, 1995, and 1994..................................    25

 Consolidated Statements of Cash Flow for the years ended December 31, 1996,
      1995, and 1994.....................................................    27

 Notes to Consolidated Financial Statements..............................    28

                        REPORT OF INDEPENDENT ACCOUNTANTS



The Board of Directors and Stockholders
    BDM International, Inc.

         We have audited the accompanying consolidated balance sheets of BDM International, Inc. and Subsidiaries (the Company) as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flow for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BDM International, Inc. and Subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flow for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.



                                                       COOPERS & LYBRAND L.L.P.





Washington, D.C.
February 5, 1997, except for Notes 11 and 12, for which the date is March 3, 1997

                             BDM INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)

                                                                     December 31,           December 31,
                                                                         1996                   1995
                                                                     ------------          -------------
         ASSETS
Current assets:
    Cash and cash equivalents                                        $     79,376          $      69,143
    Accounts receivable, net                                              234,105                219,354
    Prepaid expenses and other                                              7,695                  6,157
                                                                     ------------          -------------
         Total current assets                                             321,176                294,654

Property and equipment, net                                                48,519                 45,722
Intangible assets, net                                                     35,881                  9,615
Deposits and other                                                          9,586                  8,580
Equity in and advances to affiliates                                        5,492                  5,222
                                                                     ------------          -------------

         Total assets                                                $    420,654          $     363,793
                                                                     ============          =============

         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued expenses                            $    164,399          $     168,253
    Debt currently payable                                                  3,487                    449
    Income taxes payable                                                    5,230                  3,465
    Deferred income taxes                                                  11,155                  6,363
                                                                     ------------          -------------
         Total current liabilities                                        184,271                178,530

Deferred income taxes                                                       2,544                  3,638
Long term debt                                                             22,813                 25,900
Severance and other                                                        13,911                 12,099
Minority interest                                                          29,860                 28,157
                                                                     ------------          -------------
         Total liabilities                                                253,399                248,324


Commitments and contingencies

Stockholders' equity:
Preferred stock, $.01 par value; 500,000 shares
    authorized, none issued                                                 --                     --
Common stock, $.01 par value; 50,000,000 shares
    authorized, 14,414,020 shares issued and outstanding
    at December 31, 1996; 12,962,342 shares issued and
    outstanding at December 31, 1995 (See Note 11)                            144                    130
Additional paid in capital                                                103,537                 68,535
Retained earnings                                                          64,465                 46,790
Deferred compensation                                                      (1,419)                  (395)
Cumulative translation adjustment                                             528                    409
                                                                     ------------          -------------
         Total stockholders' equity                                       167,255                115,469
                                                                     ------------          -------------

         Total liabilities and stockholders' equity                  $    420,654          $     363,793
                                                                     ============          =============


              The accompanying notes are an integral part of these
                             financial statements.

                             BDM INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              For the years ended December 31, 1996, 1995 and 1994
                      (in thousands, except per share data)




                                                                     1996          1995          1994
                                                                     ----          ----          ----

Revenue                                                          $ 1,001,559    $ 889,974     $ 774,249
                                                                 -----------    ---------     ---------

Cost of sales                                                        841,315      752,107       643,728
Selling, general and administrative                                   89,147       80,804        82,950
Depreciation, amortization and other                                  17,333       18,154        20,627
Purchased in process R&D                                              10,760           --            --
Provision for restructuring                                            5,760           --            --
                                                                 -----------    ---------     ---------

Operating profit                                                      37,244       38,909        26,944

Interest (income) expense, net                                        (1,656)       1,474         3,481
Equity in earnings of affiliates                                      (2,010)      (1,835)       (1,841)
Minority interest                                                      9,576        5,863         2,526
                                                                ------------    ----------    ---------

Income before income taxes                                            31,334       33,407        22,778

Provision for income taxes                                            13,659       15,015         9,700
                                                                ------------    ---------     ---------

Net income                                                       $    17,675    $  18,392     $  13,078
                                                                 ===========    =========     =========

Earnings per common share (See Note 11):

Net income per common share                                      $      1.21    $    1.56     $    1.20
                                                                 ===========    =========     =========

Weighted average common shares outstanding                            14,593       11,818        10,941
                                                                 ===========    =========     =========













              The accompanying notes are an integral part of these
                             financial statements.

                             BDM INTERNATIONAL, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              For the years ended December 31, 1996, 1995 and 1994
                                 (in thousands)
                                  (See Note 11)

                                                                            Class B      Additional
                                                          Common             Common       Paid in   Retained
                                                      Shares   Amount   Shares   Amount    Capital  Earnings
                                                      ------   ------   ------   ------    -------  --------
Balance at January 1, 1994                            11,299  $   113      750  $     7  $ 48,849    $15,320
     Issuance of common stock                            251        3       --       --     2,262         --
     Deferred compensation                                --       --       --       --        --         --
     Tax benefits applicable to stock option plans        --       --       --       --        11         --
     Cancellation of deferred stock options               --       --       --       --       (29)        --
     Purchase of treasury stock                           --       --       --       --        --         --
     Cancellation of treasury stock                   (2,478)     (25)    (350)      (3)  (38,757)        --
     Foreign currency translation adjustments             --       --       --       --        --         --
     Income tax provision on translation adjustment       --       --       --       --        --         --
     Net income                                           --       --       --       --        --     13,078
                                                      ------   ------  -------  -------  --------     ------
Balance at December 31, 1994                           9,072       91      400        4    12,336     28,398
     Issuance of common stock                          3,581       36       --       --    56,880         --
     Costs of stock issuance                              --       --       --       --      (774)         --
     Deferred compensation                                (12)     --       --       --       501         --
     Tax benefits applicable to stock option plans        --       --       --       --       688         --
     Purchase of treasury stock                           --       --       --       --        --         --
     Cancellation of treasury stock                      (79)      (1)      --       --    (1,096)         --
     Foreign currency translation adjustments             --       --       --       --        --         --
     Net income                                           --       --       --       --        --     18,392
                                                      ------   ------  -------  -------  --------   --------
Balance at December 31, 1995                          12,562      126      400        4    68,535     46,790
     Issuance of common stock                          1,452       14       --       --    31,522         --
     Conversion of Class B common stock to
       common stock                                      400        4     (400)      (4)       --         --
     Costs of stock issuance                              --       --       --       --      (510)        --
     Deferred compensation                                --       --       --       --     1,960         --
     Tax benefits applicable to stock option plans        --       --       --       --     2,030         --
     Foreign currency translation adjustments             --       --       --       --        --         --
     Net income                                           --       --       --       --        --     17,675
                                                      ------   ------  -------  -------  --------   --------
Balance at December 31, 1996                          14,414   $  144       --  $    --  $103,537    $64,465
                                                      ======   ======  =======  =======   =======    =======

                                                                         Treasury       Cumulative
                                                           Deferred        Stock       Translation  Stockholders'
                                                         Compensation Shares    Amount  Adjustment     Equity
                                                         ------------ ------    ------  ----------     ------
Balance at January 1, 1994                                $   (805)    (100)   $ (800)  $  225     $  62,909
     Issuance of common stock                                   --       --        --       --         2,265
     Deferred compensation                                     497       --        --       --           497
     Tax benefits applicable to stock option plans              --       --        --       --            11
     Cancellation of deferred stock options                     29       --        --       --            --
     Purchase of treasury stock                                 --   (2,728)  (37,985)      --       (37,985)
     Cancellation of treasury stock                             --    2,828    38,785       --            --
     Foreign currency translation adjustments                   --       --        --      643           643
     Income tax provision on translation adjustment             --       --        --     (313)         (313)
     Net income                                                 --       --        --       --        13,078
                                                          --------   ------    ------  -------    ----------
Balance at December 31, 1994                                  (279)      --        --      555        41,105
     Issuance of common stock                                   --       --        --       --        56,916
     Costs of stock issuance                                    --       --        --       --          (774)
     Deferred compensation                                    (116)      --        --       --           385
     Tax benefits applicable to stock option plans              --       --        --       --           688
     Purchase of treasury stock                                 --      (79)   (1,097)      --        (1,097)
     Cancellation of treasury stock                             --       79      1097       --            --
     Foreign currency translation adjustments                   --       --        --     (146)         (146)
     Net income                                                 --       --        --       --        18,392
                                                          --------   ------    ------  -------    ----------
Balance at December 31, 1995                                  (395)      --        --      409       115,469
     Issuance of common stock                                   --       --        --       --        31,536
     Conversion of Class B common stock to
       common stock                                             --       --        --       --            --
     Costs of stock issuance                                    --       --        --       --          (510)
     Deferred compensation                                  (1,024)      --        --       --           936
     Tax benefits applicable to stock option plans              --       --        --       --         2,030
     Foreign currency translation adjustments                   --       --        --      119           119
     Net income                                                 --       --        --       --        17,675
                                                          --------   ------    ------  -------    ----------
Balance at December 31, 1996                              $ (1,419)      --    $   --  $   528      $167,255
                                                          ========   ======    ======  =======      ========

                     The accompanying notes are an integral
                      part of these financial statements.

                             BDM INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
              For the years ended December 31, 1996, 1995 and 1994
                                 (in thousands)



                                                                   1996           1995         1994
                                                                   ----           ----         ----
Cash flow from operating activities:
     Cash received from clients                                $ 985,942       $ 889,900    $ 746,335
     Cash paid to suppliers and employees                       (939,161)       (846,920)    (725,312)
     Income taxes paid                                            (8,802)        (11,514)     (11,204)
     Interest received                                             3,112           2,689        1,142
     Interest paid                                                (1,234)         (3,641)      (5,087)
                                                               ---------       ---------    ---------
     Net cash provided by operating activities                    39,857          30,514        5,874
                                                               ---------       ---------    ---------

Cash flow from investing activities:
     Additions to property and equipment                         (18,406)        (17,754)      (9,620)
     Purchases of new businesses, net of cash acquired           (19,633)             --       (4,479)
     Reimbursement of acquisition costs                               --           1,535        1,362
     Contributions from minority owners                               --           7,097        2,482
     Distributions from unconsolidated affiliates                  3,551           2,850        2,775
     Investment in unconsolidated affiliates                      (2,388)         (1,589)      (1,936)
                                                               ---------       ---------    ---------
     Net cash used in investing activities                       (36,876)         (7,861)      (9,416)
                                                               ---------       ---------    ---------

Cash flow from financing activities:
     Net (repayments of) proceeds from borrowings                (16,461)        (53,169)      31,601
     Repayment of term debt                                       (1,969)         (3,700)          --
     Proceeds from issuance of common stock                       31,026          56,142        2,265
     Payment of dividend to minority shareholders                 (2,013)             --           --
     Acquisition of common stock                                      --          (1,097)     (37,985)
                                                               ---------       ---------    ---------
     Net cash provided by (used in) financing activities          10,583          (1,824)      (4,119)
                                                               ---------       ---------    ---------

Effect of exchange rate changes on cash and
     cash equivalents                                             (3,331)          3,000        4,100
                                                               ---------       ---------    ---------

Net increase (decrease) in cash and cash equivalents              10,233          23,829       (3,561)
                                                               ---------       ---------    ---------

Cash and cash equivalents, beginning of period                    69,143          45,314       48,875
                                                               ---------       ---------    ---------

Cash and cash equivalents, end of period                       $  79,376       $ 69,143     $  45,314
                                                               =========       ========     =========





                     The accompanying notes are an integral
                      part of these financial statements.

                             BDM INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Organization

         BDM International, Inc. ("BDM" or "the Company") was privately owned from its inception in 1959 until 1980, when it became a publicly owned company. BDM was purchased by and became a wholly-owned subsidiary of Ford Aerospace Corporation ("Ford Aerospace") in June 1988. BDM remained a wholly owned subsidiary of Ford Aerospace until members of senior management and an investor group led by The Carlyle Group, L.P. ("Carlyle"), a Washington, D.C.-based private merchant bank, acquired substantially all of the assets, liabilities and business of BDM on October 23, 1990. On June 28, 1995, BDM completed a public offering of common stock in which 2.875 million shares were sold at $18.50 per share. BDM's stock began trading on the National Association of Securities Dealers Automated Quotation System ("Nasdaq") on June 29, 1995.

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

    Revenue Recognition

         The Company's revenue is derived primarily from long-term contracts of various types. Revenue on cost reimbursable contracts is recognized to the extent of costs incurred plus a proportionate amount of fee. Revenue on fixed-price contracts is recognized using the percentage-of-completion method based on the relationship of actual costs incurred to total costs estimated to be incurred over the duration of the contract. Revenue on time-and-material contracts is recognized based on actual hours delivered at the contracted hourly rate plus the cost of any materials incurred. The fees under certain government contracts may be increased or decreased in accordance with cost or performance incentive provisions which measure actual performance against established targets or other criteria. Such incentive fee awards or penalties are included in revenue at the time the amounts can be reasonably determined.
Provisions for anticipated contract losses are recognized at the time they become known.

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

                             BDM INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)


2. Summary of Significant Accounting Policies-(Continued)

    Consolidated Statements of Cash Flow

         Cash flow from the operations of the Company's foreign subsidiaries are calculated based on their reporting currencies. The effect of exchange rate changes on the cash and cash equivalents held in foreign currencies is reported separately in the Consolidated Statements of Cash Flow.

         The Company considers all highly liquid financial instruments with purchased maturities of three months or less to be cash equivalents.

    Property and Equipment

         Property, equipment and furniture are recorded at cost, or assigned fair value if acquired through an acquisition. Furniture and equipment are depreciated over their estimated useful lives, ranging from three to ten years, primarily using the declining balance method. Leasehold improvements are amortized over their estimated useful lives or the related lease terms, whichever is shorter, using the straight-line method. Maintenance and repairs are charged to expense as incurred.

    Goodwill and Intangible Assets

         Goodwill represents the excess of the cost of acquiring businesses over the fair value of identifiable net tangible and intangible assets acquired. Goodwill is amortized on a straight-line basis over the period for which the Company estimates it will benefit directly from the acquisition. Although the period of benefit from goodwill can be difficult to estimate, the Company considers goodwill to be recoverable as long as the acquisition generates positive cash flow from operations after implementation of the Company's strategic plan or completion of reorganization efforts, if any. Recoverability of goodwill is evaluated quarterly based on current undiscounted cash flow projections of each specific acquired business. To date, the maximum amortization period for goodwill has been fifteen years, even though most of the Company's acquisitions would project positive cash flow from operations for a much longer period.
Goodwill is amortized over periods ranging from seven to fifteen years.

         Intangible assets are recorded at cost, or assigned fair value if acquired through a business acquisition. Intangible assets are amortized on a straight-line basis over the term of the underlying asset or the estimated period of benefit, currently ranging from two to five years, or in the case of contract backlog, over the remaining terms of the acquired contracts in relation to the recognition of related contract revenue.

    Research and Development Costs

         Research and development costs are expensed as incurred and are included in selling, general and administrative costs. Research and development costs amounted to $4.6 million, $2.0 million, and $7.1 million for the years ended December 31, 1996, 1995, and 1994, respectively. In addition, the Company expensed $10.8 million of costs related to the acquisition of RGTI in 1996 for research and development activities in process at the time of acquisition.

                             BDM INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)


2. Summary of Significant Accounting Policies-(Continued)

    Capitalized Software Development Costs

         Certain costs of internally developed software are capitalized and amortized over the economic useful life of the related software product. Unamortized capitalized software development costs were approximately $12 million at December 31, 1996.

    Income Taxes

         The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been recorded in the financial statements or tax returns. Deferred tax assets and liabilities represent the tax effects of differences between the financial statement carrying amounts and the tax basis carrying amounts of the Company's assets and liabilities. These differences are calculated based upon the statutory tax rates in effect in the years in which the differences are expected to reverse. The effect of subsequent changes in tax rates on deferred tax balances is recognized in the period in which a tax rate change is enacted.

         Foreign income taxes that are reimbursable pursuant to the related contract terms are classified as contract costs rather than as a component of the Company's provision for income taxes.

    Earnings Per Common Share

         Earnings per common share is computed by dividing net income by the sum of the weighted average number of common and common equivalent shares outstanding. The Company's common equivalent shares, consisting entirely of options to purchase common stock, are calculated using the treasury stock method which assumes the exercise of all outstanding stock options with the hypothetical proceeds being used to repurchase shares for treasury.

    Financial Instruments

         The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash equivalents and accounts receivable. The carrying value of financial instruments approximates fair value since all such instruments are either short-term in nature or bear interest at rates which are indexed to current market interest rates.

         The Company's cash management policy is to use available cash balances, primarily from its domestic subsidiaries, to reduce the outstanding balance of the revolving line of credit. To mitigate exposures to foreign currency risks associated with using the available cash of foreign subsidiaries or joint ventures, only the portion of available cash balances deemed not necessary for short-term operations of the foreign subsidiary are considered eligible for inclusion in the centralized cash management activities of the Company. The majority of the cash balance at December 31, 1996, belongs to IABG (the Company's German subsidiary). At December 31, 1996, approximately $52 million was invested primarily in deposits with various German banks of high credit ratings, with purchased maturities of one month or less. These investments are insured up to amounts prescribed by German law. Although there were no other investments as of December 31, 1996, significant excess cash balances of domestic subsidiaries not used to extinguish debt are routinely invested in high quality commercial paper for periods ranging from overnight to one week. It is the Company's policy to hold such investments to maturity.

                             BDM INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)


2. Summary of Significant Accounting Policies-(Continued)

         In connection with its international operations, the Company is exposed to risks associated with fluctuations in currency exchange rates, including the German Mark, the Saudi Riyal, the Kuwaiti Dinar, the Turkish Lira and the Dutch Guilder. The Company limits its exposure to these risks by incurring and paying for its expenses in the same currencies as those of its revenue. In addition, certain contracts performed overseas have provisions which provide for reimbursement of losses arising from currency fluctuations. The Company may enter into forward exchange contracts, options and swaps as a hedge against certain foreign currency risks. It is the Company's policy not to enter into derivative financial instruments for speculative purposes. There were no derivative financial instruments outstanding as of December 31, 1996.

         The  Company  generally   provides   uncollateralized   credit  to  its
customers. Advance payments are obtained from a large portion of foreign government customers pursuant to the appropriation practices of the related governments. The Company continually assesses the financial strength of commercial companies for whom significant subcontracts are performed. The Company also enters into letters of credit and performance guarantees in the ordinary course of business as required by certain contracts and proposal requirements.

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


3. Acquisitions

         CW Systems, Inc., IG Systems, Inc., and Melco Systems, Inc.: On February 20, 1996, the Company acquired three affiliated companies -- CW Systems, Inc., IG Systems, Inc. and Melco Systems, Inc. for $18.5 million. The acquired companies specialize in providing information technology systems and services to large commercial organizations in various industries, as well as to various state agencies. The acquisition of these companies has been accounted for as a purchase, and the results of their operations have been included in the Company's statement of operations since the date of acquisition. Of the total purchase price, $8.8 million was paid out of existing cash balances and $9.7 million was financed through notes payable to the previous owners. Resulting goodwill totaled $16.8 million, and is being amortized over 15 years. Other intangible assets of $1.4 million related to non-compete agreements are being amortized over two years.

                             BDM INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)


3. Acquisitions-(Continued)

         RGTI: On November 4, 1996, the Company acquired the operations of RGTI Systems Software (RGTI), a company specializing in warehouse management solutions. The purchase price of $18.4 million included non-compete agreements totaling $750,000 for a period of four years and retention payments to certain key management team members totaling $1.6 million to be paid in annual installments through December 1999. The remaining purchase price consisted of $9.4 million cash paid at settlement and $6.6 million of assumed net liabilities. In addition, the purchase agreement provides an additional $6.35 million purchase price contingent upon the achievement of targeted earnings through the year 2000. This acquisition was accounted for as a purchase, and the results of RGTI's operations have been included in the Company's consolidated statements of operations since the effective date of the transaction. The Company expensed $10.8 million relating to the write-off of purchased in-process research and development. As of the effective date of this acquisition, the technological feasibility of the in-process technology had not yet been established and the technology was deemed to have no alternative future use. Resulting goodwill totaled approximately $5.2 million and is being amortized over seven years.

         ASD: The Company also acquired the assets of two related companies, Advanced Systems Design, Inc. (ASD) and Software Engineering, Inc. (SEI). These companies provide services in state and local government human services systems design and development. This acquisition was accounted for as a purchase, and the results of ASD's operations have been included in the Company's consolidated statements of operations since November 1, 1996, which represents the date upon which effective control of the operations of ASD and SEI was assumed by the Company. The Company paid $4.8 million, of which $1.5 million relates to non-compete agreements for three years. The remaining $3.3 million will be paid out of BDM's cash balances subsequent to year end.
Goodwill resulting from the transaction totaled $3 million and is being amortized over 10 years.

         GCL: On February 16, 1994, the Company acquired Geoscience Consultants, Ltd. (GCL), an environmental services consulting business, for an acquisition price of approximately $4.3 million. The acquisition was financed with borrowings from the Company's working capital facility.

Pro Forma Information (unaudited)

         The following unaudited pro forma combined condensed statements of operations set forth the consolidated results of operations of the Company for the years ended December 31, 1996 and 1995 as if the above mentioned acquisitions had occurred as of January 1, 1995. This unaudited pro forma information does not purport to be indicative of the actual financial position or the results that would actually have occurred if the combinations had been in effect for the years ended December 31. The 1996 pro forma information excludes the write-off of certain purchased research and development of $10.8 million pre-tax ($0.43 net of tax per common share). The 1995 pro forma information includes the write-off of certain purchased research and development of $10.8 million pre-tax ($0.53 net of tax per common share), (dollars in thousands):

                                              1996              1995
                                          ------------       ----------
Revenue                                  $   1,025,821      $   951,183
                                          ============       ==========
Net income                               $      24,101      $    12,063
                                          ============       ==========
Net income per common share              $        1.65      $      1.02
                                          ============       ==========

                             BDM INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)


4. Supplemental Cash Flow Information

         The following is a reconciliation of net income to net cash provided by operating activities for the years ended December 31, (dollars in thousands):

                                                                       1996        1995          1994
                                                                     --------    --------      --------
Net income                                                           $ 17,675    $ 18,392      $ 13,078
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                                     16,737      17,761        16,466
     Loss on disposal of property                                         625         376            --
     Equity in earnings of affiliates                                  (2,010)     (1,835)       (1,841)
     Minority interest                                                  5,446       3,797         2,526
     Provision for contract losses                                      4,114       4,400         5,138
     Deferred compensation expense                                        936         349           497
     Purchased in-process R&D                                          10,760          --            --
     Provision for restructuring, non-cash items                        5,308          --            --
     Deferred income taxes                                              3,698        (684)        2,563
     Other                                                              2,416          89          (749)
Cash effect of changes in current assets and liabilities:
     Accounts receivable                                              (10,688)     (9,525)      (36,543)
     Prepaid expenses and other                                        (1,224)          1       (10,265)
     Accounts payable and accrued                                     (16,714)     (3,072)       13,204
     Income taxes payable                                               2,778         465         1,800
                                                                     --------    --------      --------

Net cash provided by operating activities                            $ 39,857    $ 30,514      $  5,874
                                                                     ========    ========      ========



                             BDM INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)


5. Accounts Receivable

         Accounts receivable consisted of the following at December 31, (dollars in thousands):

                                                          1996           1995
                                                       ----------    ----------
U.S. Government contracts:
     Billed                                          $    115,384   $   134,847
     Unbilled:
         Retention                                         23,968        16,866
         Other                                              9,674         3,841
                                                       ----------    ----------
    Total                                                 149,026       155,554

Other contracts:
     Billed                                                72,311        52,570
     Unbilled:
         Retention                                          9,785         5,402
         Other                                             23,870        22,338
                                                       ----------     ---------
     Total                                                105,966        80,310

     Other                                                  5,036         4,220
     Allowance for possible contract losses and
         uncollectible amounts                            (25,923)      (20,730)
                                                       ----------     ---------

    Net accounts receivable                            $  234,105     $ 219,354
                                                       ==========     =========



         Unbilled retention balances are billable at contract completion or upon attainment of other specified contract milestones. Other unbilled amounts consisted primarily of: contractually earned services not yet billable because of stipulated installment billing provisions, approximately $28.2 million and $19.4 million at December 31, 1996 and 1995, respectively; revenue recognized pursuant to customer authorizations prior to the execution of contractual documentation was not material in 1996 and was $1.7 million at December 31, 1995; and a specific receivable related to a contract performed in Saudi Arabia whereby the Company will owe severance to terminated employees at contract completion, approximately $1.8 million and $1.9 million at December 31, 1996 and 1995, respectively. This liability is included in accrued severance. Management anticipates that substantially all unbilled receivables as of December 31, 1996, exclusive of retention balances, will be billed and collected in 1997. Based on the Company's experience with similar contracts in recent years, retention balances of approximately $6.6 million at December 31, 1996, are not expected to be collected within the coming year. It is common industry practice to include such amounts in working capital.

                             BDM INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)


6. Property and Equipment

         Property and equipment consisted of the following at December 31, (dollars in thousands):


                                                       1996              1995
                                                       ----              ----
Equipment and office furniture                     $    64,022       $   58,563
Leasehold improvements                                  10,059            9,559
                                                   -----------       ----------
                                                        74,081           68,122
Accumulated depreciation and amortization              (25,562)         (22,400)
                                                   -----------       ----------
Net property and equipment                         $    48,519       $   45,722
                                                   ===========       ==========


         Depreciation expense was $13.0 million, $13.4 million, and $12.5 million for the years ended December 31, 1996, 1995, and 1994, respectively.


7. Intangible Assets

         Intangible assets consisted of the following at December 31, (dollars in thousands):

                                                      1996              1995
                                                      ----              ----
Goodwill                                          $    33,369      $    11,480
     Less:   Accumulated amortization                  (3,689)          (2,695)
                                                  -----------      -----------
                                                       29,680            8,785
                                                  -----------      -----------

Intangible Assets:
     Intangible pension asset (Note 13)                 2,605               --
     Covenants not to compete                           7,500            3,850
     Other                                                437            1,770
                                                  -----------      -----------
                                                       10,542            5,620
     Less:  Accumulated amortization                   (4,341)          (4,790)
                                                  -----------      -----------
                                                        6,201              830
                                                  -----------      -----------
Total                                             $    35,881      $     9,615
                                                  ===========      ===========



         During 1996, the Company recorded goodwill related to acquisitions of approximately $25 million and non-compete agreements of $3.7 million.

         In connection with a restructuring during 1996, as described in Note 8, the Company wrote off unamortized goodwill of $2.4 million related to its environmental subsidiary, GCL. This write-off, which was determined based on an analysis of future cash flow expected from that area of business after changes in strategic direction resulting from the Company's business realignment, is included in the provision for restructuring in the consolidated statement of operations.

                             BDM INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)


7. Intangible Assets-(Continued)

         Unamortized goodwill for the acquisition of FACE totaling $1.6 million was expensed during 1995, as it was determined to be no longer recoverable. Several factors contributed to this change in recoverability. The acquired company's anticipated utilization of its technology for other industries was not realized, and synergies between BDM's technologies and acquired technologies did not result in an expansion of the customer base as expected. In addition, an economic downturn in The Netherlands contributed to a deterioration in the revenue base. These factors resulted in negative cash flow projected for this particular business. The write-off of this goodwill was included in
depreciation,   amortization  and  other  in  the  consolidated   statements  of
operations.


8. Accounts Payable and Accrued Expenses

         The components of accounts payable and accrued expenses were as follows at December 31, (dollars in thousands):

                                                      1996              1995
                                                      ----              ----
Accounts payable                                  $    63,578      $    63,567
Accrued expenses:
     Advance payments                                  27,782           31,876
     Accrued salaries/benefits                         45,547           39,967
     Accrued vacation                                  18,586           18,838
     Restructuring/severance                            7,093           10,245
     Environmental matters                              1,088            1,356
     Other                                                725            2,404
                                                  -----------      -----------
                                                  $   164,399      $   168,253
                                                  ===========      ===========

Restructuring/Severance Liability

         Prior to the Company's acquisition of IABG, IABG found it necessary to reduce its reliance on the German government for the majority of its revenue. In addition to redirecting marketing efforts in non-defense areas, IABG sought means to reduce operating costs. IABG therefore determined that it would be necessary to reduce its workforce through involuntary terminations. As prescribed by German law and pursuant to the German government's plan for privatization of IABG, a severance plan was developed by IABG providing for the estimated number of involuntary employee reductions, the conditions for termination and the method for determining the amount of severance due to the terminating employees. IABG's workforce reductions began in 1994 and will continue through 1997. In connection with the approval of the plan by the German government and prior to the acquisition of IABG by the Company, an estimate for the severance totaling $34.2 million was accrued. Benefits paid through 1996 totaling $20.1 million have been applied against the original accrual. Management believes the remaining liability will be adequate to cover future benefits claimed pursuant to the plan. The remaining liability as of December 31, 1996 has been classified among current and long-term liabilities according to IABG's plan for effecting the actual employee reductions.

                             BDM INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)


8. Accounts Payable and Accrued Expenses-(Continued)

         The Company announced a new alignment of its business operations in the third quarter of 1996, described in management's discussion and analysis. The new business alignment resulted in a one-time provision for restructuring of $5.8 million, which included a write-down of $3.1 million of certain assets of GCL (see Note 7), severance costs totaling $1.8 million for approximately 40 employees across several subsidiaries, and the accrual of approximately $0.9 million for certain facility expenses. The write-down at GCL affected primarily goodwill and fixed assets, and was determined based on analyses of future cash flows expected from that area of business after changes in strategic direction resulting from the business realignment. During the fourth quarter of 1996, the Company made payments of approximately $450,000 against the restructuring reserve primarily related to severance costs, and had a remaining balance in the reserve of approximately $1.8 million as of December 31, 1996.


9. Debt

         Long-term debt consisted of the following at December 31, (dollars in thousands):

                                                       1996              1995
                                                       ----              ----
Revolving line of credit                           $     9,800      $    25,830
Promissory notes from acquisitions                      12,793             --
Non-competition promissory notes                         3,650             --
Other                                                       57              519
                                                   -----------      -----------
                                                        26,300           26,349
Less:  current portion                                  (3,487)            (449)
                                                   -----------      ------------
Total long-term debt                               $    22,813      $    25,900
                                                   ===========      ===========


         During 1995, the Company entered into a revolving credit agreement which provides an unsecured multicurrency revolving credit line of $150 million for a term of five years, at an interest rate based on LIBOR plus margins. The agreement includes covenants which limit the amount of the Company's borrowings in relation to total capitalization and compared to earnings before interest, taxes, depreciation and amortization. In addition, dividends were prohibited until after September 1, 1996, and are not to exceed 20% of the cumulative net income subsequent to July 1, 1996. Conditions also exist which limit the investments which can be made in existing subsidiaries and nonsubsidiaries. As of December 31, 1996, the Company had $122.8 million available for borrowing under this credit agreement and was in compliance with all covenants. In connection with the replacement of the previous facility, the Company expensed $0.5 million of capitalized financing costs during 1995.

         In connection with the acquisitions described in Note 3, the Company has promissory notes due to selling shareholders as follows:

         CW Systems, Inc., IG Systems, Inc., and Melco Systems, Inc.: As of December 31, 1996, the Company has $8.2 million of promissory notes payable over two years to the sellers of these companies, as well as promissory notes of $1.4 million associated with covenants not-to-compete for certain key employees.
In addition, the Company paid $2.0 million during 1996 to settle debt acquired in this transaction.

                             BDM INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)


9. Debt-(Continued)

         RGTI: In connection with the acquisition of RGTI, the Company issued promissory notes of $750,000 payable over four years, associated with covenants not-to-compete for certain key employees. The remaining purchase price was paid in cash to the sellers.

         ASD: The Company has $6.1 million of debt outstanding related to this transaction as of December 31, 1996. This amount includes $3.3 million in promissory notes to the sellers for sale of the Company, $1.5 million representing non-competition promissory notes payable over three years, and the remaining $1.3 million for debt acquired in the transaction.

         All acquisition notes described above bear interest payable on a quarterly basis at prevailing market rates.

         Maturities of debt  outstanding at December 31, 1996,  were as follows:
1997--$3.5 million;  1998--$11.6  million;  1999--$0.7 million;  and 2000--$10.5 million.

         Total interest expense incurred in 1996, 1995, and 1994 was $6.4 million, $4.4 million and $5.1 million, respectively. Excluding facility fees, the weighted average interest rate incurred for the years ended December 31, 1996, 1995 and 1994, was 7.39%, 8.0% and 6.7%, respectively.


10. Income Taxes

         The components of income before income taxes were as follows for the years ended December 31, (dollars in thousands):

                                          1996         1995            1994
                                          ----         ----            ----
Domestic                             $    17,763   $    25,890    $    12,335
Foreign                                   13,571         7,517         10,443
                                     -----------   -----------    -----------
     Income before income taxes      $    31,334   $    33,407    $    22,778
                                     ===========   ===========    ===========

    The provision for income taxes included the following for the years ended December 31, (dollars in thousands):

                                          1996         1995            1994
                                          ----         ----            ----
Current provision:
     Federal                         $     4,656   $     9,530    $     3,193
     State                                   794         1,634            942
     Foreign                               4,511         4,535          3,000
                                     -----------   -----------    -----------
         Total current provision           9,961        15,699          7,135
                                     -----------   -----------    -----------

Deferred provision(benefit):
     Federal                               1,819        (3,745)         1,629
     State                                   312          (642)           223
     Foreign                               1,567         3,703            713
                                     -----------   -----------    -----------
         Total deferred
            provision (benefit)            3,698          (684)         2,565
                                     -----------   -----------    -----------
         Total provision for
            income taxes             $    13,659   $    15,015    $     9,700
                                     ===========   ===========    ===========

                             BDM INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)


10. Income Taxes-(Continued)

         The actual provision for income taxes as a percentage of income before taxes varies from the U.S. Federal statutory income tax rate for the following reasons:

                                                1996       1995       1994
                                                ----       ----       ----
U.S. Federal statutory income tax rate          35.0%      35.0%      35.0%
State income taxes, net of federal income
     tax benefits                                6.0        6.0        6.0
Tax effect relating to non-deductible
     goodwill amortization                       1.7        2.7        1.6
Tax effect relating to rate differential
     of foreign operations                       0.9        1.2       --
                                                 ---        ---       --

Effective income tax rate                       43.6%      44.9%      42.6%
                                                =====      =====      =====

         The sources and tax effects of temporary differences which result in a net deferred income tax liability were as follows as of December 31, (dollars in thousands):

                                                         1996          1995
                                                         ----          ----
Financial reporting basis of net assets acquired     $     6,114    $   5,532
Other                                                        145          308
Revenue recognition                                       25,660       23,251
                                                     -----------    ---------
         Gross deferred tax liability                     31,919       29,091
                                                     -----------    ---------
Depreciation                                               1,360          735
Accrued expenses                                           5,159        9,215
Foreign operating loss carryforward                           --          669
Accruals in excess of deductible write-offs                7,878        5,981
Foreign tax credit carryforwards                           3,823        2,490
                                                     -----------    ---------
         Gross deferred tax asset                         18,220       19,090
                                                     -----------    ---------
         Net deferred liability                      $    13,699    $  10,001
                                                     ===========    =========


         As of December 31, 1996, the Company had foreign tax credit carryforwards (FTC's) of $3.8 million which expire in various years through 2001. Utilization of the FTC's is subject to certain limitations, including the future amount of taxable foreign source income, the effective tax rate on such income and the amount of future U.S. taxable income. Management believes that it is more likely than not that foreign tax credits will be realizable based on projections of future low-taxed foreign source income.

                             BDM INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)


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

         Each share of Common Stock is entitled to one vote in elections of directors and all other matters required or permitted to be submitted to a vote of the stockholders. The holders of Class B Common Stock have no voting rights. Holders of both Common Stock and Class B Common Stock are entitled to receive dividends, when and if declared by the Board of Directors of the Company. The shares of Class B Common Stock are convertible into the same number of shares of Common Stock upon their disposition in connection with the occurrence of certain events including a sale of all or substantially all of the Common Stock of the Company; a merger or consolidation of the Company in which the stockholders of the Company receive cash and/or marketable securities in exchange for their stock; and an underwritten public offering of Common Stock of the Company.

    Stock Split

         On February 21, 1997, the Company's Board of Directors declared a two-for-one split of the Company's common shares, effected in the form of a stock dividend, to shareholders of record as of the close of business on March 20, 1997. Distribution of the additional shares will take place on March 20, 1997. The consolidated financial statements presented have not been restated to reflect this stock split. In connection with the stock split, the Company's Board of Directors increased the number of shares of Common Stock authorized for issuance to 100,000,000 shares. Had the consolidated financial statements been restated to reflect the stock split, the weighted average number of shares outstanding would have been approximately 29,186,000, 23,636,000, and 21,882,000 shares and earnings per common share would have been $0.61, $0.78, and $0.60 for the years ended December 31, 1996, 1995, and 1994, respectively.

    Stock Offering

         On March 27, 1996, the Company completed an offering of common stock to the public in which 3,220,000 shares of Common Stock were sold at $36.50 per share. Of the total number of shares offered, 450,000 shares were primary shares and the remaining 2,770,000 shares were sold by certain of the Company's shareholders, including 400,000 of Class B shares, which were converted to Common Stock immediately prior to the offering. The net proceeds of approximately $15.3 million were used for general corporate purposes and to finance acquisitions.

    Investor Stock Purchase Agreement

         An Investor Stock Purchase Agreement, executed at the time of the purchase of the Company in October 1990, provides the Company and members of the Investor Group with the right of first refusal in the event any member of the Investor Group desires to sell the shares purchased under the agreement, subject to certain exceptions. The agreement also provides for anti-dilution, piggy-back and demand registration rights. With the exception of the underwriters' discount, most of the expenses incurred in connection with the exercise of such registration rights by certain stockholders would be borne by the Company.

                             BDM INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)


11. Stockholders' Equity-(Continued)

    Common Stock Purchase

         On May 27, 1994, the Company reacquired 2,250,000 shares and 350,000 shares of its outstanding Common Stock and Class B Common Stock, respectively, for its then fair value of $14.00 per share, respectively, from the Investor Group. Coincident with this stock purchase, these common shares, as well as all previously acquired treasury shares, were canceled.

    Fair Value of Common Stock

         From the acquisition of the Company in October 1990, through June 28, 1995, there was no public market for the Company's Common Stock. The fair value of the Company's Common Stock was determined by the Board of Directors based primarily on periodic valuations performed by an independent valuation company. On June 28, 1995, the Company's public offering of common stock was effective, and its Common Stock began trading on June 29, 1995, on the Nasdaq System. The fair value of the Company's Common Stock has since been determined based on Nasdaq quotation systems.


12. Equity Participation Programs

    Employee Stock Purchase Plans

         The Company implemented an Employee Stock Purchase Plan in March 1993. The Plan allowed participants to buy Common Stock at fair market value through payroll deductions. Each participating employee was able to purchase up to 26 shares of Common Stock per month at the fair market value per share. On various occasions since inception of the Plan, the Company has acquired an aggregate of 282,072 shares of its outstanding Common Stock for use by this plan at its then fair market value ranging from $8.00 through $17.25. During the years ended December 31, 1995 and 1994, the Plan participants purchased 51,174 and 127,120 shares for an average of $16.17 and $12.75 per share, respectively.

         Effective July 1, 1995, the above plan was discontinued and replaced with the 1995 Employee Stock Purchase Plan (the 1995 Plan). The 1995 Plan is a qualified non-compensatory employee stock purchase plan, and there were 750,000 shares of common stock reserved for issuance under this plan. The 1995 Plan allowed all employees of the Company's domestic subsidiaries to purchase a limited amount of common stock at a discount during the offering period of July 1, 1995 to June 30, 1996. The purchase price of the Company's stock was the lesser of $15.725, which was 85% of the initial offer price of $18.50 per share in the public offering, or 85% of the market value at the end of each month. During 1996 and 1995, participants in the 1995 Plan purchased 432,301 and 317,699 shares at $15.725 per share.

                             BDM INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)


12. Equity Participation Programs-(Continued)

         During 1996, the 1995 Employee Stock Purchase Plan was replaced by the 1996 Employee Stock Purchase Plan (the 1996 Plan). The 1996 Plan is a non-compensatory employee stock purchase plan which reserved 1,000,000 shares of Common Stock for issuance. The 1996 Plan allows all employees of the Company's domestic subsidiaries to purchase up to 500,000 shares annually in 1996 and 1997, at a discount during the offering period. The purchase price under the 1996 Plan is the lesser of 85% of the market value at each purchase date or 85% of the market value as set at the beginning of each six month period from the inception of the 1996 Plan, and the purchase is subject to a 90 day holding period. During 1996, participants in this plan purchased 133,481 shares at prices ranging from $37.83 to $42.71.

    1990 Stock Option Plan

         In 1990, the Company established a Stock Option Plan (the 1990 Plan) to provide officers and key employees with up to 1,562,500 qualified or non-qualified incentive stock options to purchase shares of Common Stock. The 1990 Plan provides that qualified incentive stock options (as defined in the Internal Revenue Code) have an exercise price equal to the fair market value of the Common Stock on the date of the option grant. Non-qualified incentive stock options have exercise prices as determined by the Compensation Committee of the Board of Directors. The 1990 Plan provides for adjustments in the number of shares related to stock options and their respective exercise prices in the event of stock dividends or stock splits, and for adjustments in the event that the Company effects a recapitalization or other change in its capital structure. Options granted pursuant to the 1990 Plan vest over periods ranging from one to five years. As of December 31, 1996, the Company had 683,483 shares of Common Stock reserved for issuance upon exercise of this plan's remaining outstanding options, and 19,456 shares of Common Stock reserved for future option grants.

    1994 Stock Option Plan

         In 1994, the Company's Board of Directors reserved 1,000,000 shares of Common Stock and established the 1994 Stock Option Plan to succeed the 1990 Plan. The continuation 1994 Plan has identical provisions as the predecessor 1990 Plan. At December 31, 1996, the Company had 634,092 shares of Common Stock reserved for issuance upon exercise of outstanding options and 338,826 shares of Common Stock reserved for future option grants.

    1997 Stock Option Plan

         On February 21, 1997, the Company's Board of Directors reserved 1,250,000 shares of Common Stock and established the 1997 Stock Option Plan (the 1997 Plan) to succeed the 1994 Plan. The continuation 1997 Plan has identical provisions as the 1990 and 1994 Plans, except that it allows certain employees to convert their incentive stock options to non-qualified stock options upon terminating employment with the Company. The 1997 Plan is subject to shareholder approval.

                             BDM INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)


12. Equity Participation Programs-(Continued)

    Management Incentive Stock Purchase Program

         In 1991, the Company established the Management Incentive Stock Purchase Program (MIS Plan), which provides for the granting of up to 1,111,111 nonqualified options to purchase shares of Common Stock to certain senior members of management. The option exercise price is $.01 per share. Intended to serve as incentive compensation for management, a portion of these option grants vests each year based on management's ability to meet defined minimum performance criteria, with the remainder vesting based on tenure. Upon option grant, the Company records deferred compensation equal to the difference between the fair market value of the Company's Common Stock on the date of grant and the option exercise price. Performance based options are revalued each quarter based on the fair market value at the end of the quarter. The deferred compensation is expensed over the vesting term of the underlying options. All options pursuant to this plan have been granted. As of December 31, 1996, the Company had 23,192 shares of Common Stock reserved for issuance upon exercise of the outstanding options.

         Stock option activity pursuant to these plans has been as follows:

                                    MIS Plan                Non-MIS Plans
                                        Exercise Price            Exercise Price
                               Shares    Per Share     Shares       Per Share
Balance,
     December 31, 1993         128,853   $   .01      940,515    $4.00-   $8.00
     Granted                        --        --      471,050     8.00-   14.00
     Exercised                (17,291)       .01      (99,678)    4.00-    8.00
     Forfeited                (20,208)       .01      (95,589)    4.00-   12.00
                            ----------              ----------
Balance,
     December 31, 1994          91,354       .01     1,216,298    4.00-   14.00
     Granted                    30,000       .01       392,950   14.00-   26.38
     Exercised                (96,354)       .01     (238,892)    4.00-   12.00
     Forfeited                      --       .01      (92,560)    5.25-   14.00
                            ----------              ----------
Balance,
     December 31, 1995          25,000       .01     1,277,796    4.00-   26.38
     Granted                     4,442       .01       522,108    0.01-   52.25
     Exercised                 (6,250)       .01     (433,303)    4.00-   17.25
     Forfeited                      --       .01      (49,026)    4.00-   38.75
                            ----------              ----------
Balance,
     December 31, 1996          23,192   $   .01    1,317,575    $4.00-  $52.25
                            ==========    ======    =========    ==============


         On March 3, 1997, the Company granted options to purchase an aggregate of 504,425 shares of Common Stock to certain employees at an exercise price equal to the fair value of $44.25 per share at that date. This grant is subject to shareholder approval of the 1997 Plan.

                             BDM INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)


12. Equity Participation Programs-(Continued)

    Directors' Stock Purchase Plan

         Members of the Company's Board of Directors are eligible to receive their compensation in the form of Common Stock in lieu of cash. During 1996, 1995, and 1994, the Company issued 2,794, 7,369, and 14,296 shares, respectively, of Common Stock for this purpose. During 1995 and 1994, the Company purchased 6,298 and 13,750 shares, respectively, of its outstanding Common Stock for $14.00 per share for use by this plan. As of December 31, 1996, the Company had 7,594 shares of Common Stock reserved for issuance upon the exercise of the board members' option to receive compensation in this form.

     Pro Forma Information in Accordance with SFAS 123

         The Company applies APB Opinion 25 and related interpretations in accounting for its equity participation programs. Accordingly, no compensation cost has been recognized for its incentive stock option plans and its employee stock purchase plans, except as described above for the MIS Plan. The compensation cost that has been charged against income for the MIS plan was approximately $936,000, $298,000, and $90,000 for 1996, 1995, and 1994,
respectively. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of accounting under SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                          1996           1995
                                                          ----           ----
Net Income                       As reported            $17,675        $18,392
                                 Pro forma              $11,033        $15,025

Net income per common share      As reported              $1.21          $1.56
                                 Pro forma                $0.76          $1.28


         The fair value of each option is estimated on the date of grant using a type of Black-Scholes option-pricing model with the following weighted-average assumptions used for option grants during the years ended December 31, 1996 and 1995, respectively: dividend yield of 0%, expected volatility of 40%, risk-free interest rate of 5.9%, and expected terms of 4 years. The fair value of the employee stock purchase plans was determined using the same assumptions for dividend yield, expected volatility, and risk-free interest rate. The expected term used for the employee stock purchase plans was 6 months.

                             BDM INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)


12. Equity Participation Programs-(Continued)

         A summary of the status of the Company's stock option plans is presented below:

                                                       Year Ended                Year Ended
                                                    December 31, 1996         December 31, 1995
                                                    -----------------         -----------------
                                                              Weighted-                  Weighted-
                                                               Average                    Average
                                                              Exercise                   Exercise
                                                  Shares        Price       Shares         Price
                                                  ------        -----       ------         -----
   Options outstanding, beginning of period      1,302,796      $10.90      1,307,652    $  7.78
   Options exercised                             (439,553)        8.98      (335,246)       5.14
   Options canceled                               (49,026)       22.53       (92,560)      11.62
   Options granted                                 526,550       37.54        422,950      17.34
                                                   -------                -----------
   Options outstanding, end of period            1,340,767       20.88      1,302,796      10.90
                                                 =========                  =========
   Options exercisable at end of period            511,233        9.68        629,177       7.52
                                                   =======                    =======
   Weighted average fair value of options
     granted during the period                                   16.16                      7.52

         As of December 31, 1996, the weighted average remaining contractual life of options outstanding was 7.6 years.


13. Retirement Plans

         The Company maintains a 401(k) plan covering substantially all full-time employees of the Company's domestic subsidiaries. Employees may direct the investment of their contributions among several mutual fund options. Employees may contribute up to the maximum allowed by federal regulations, currently 15% of their monthly salary or a maximum of $9,500. The Company contributes an amount equal to 25% of the first 4% of the employee's salaries contributed to the plan by the employee. The Company also maintains a separate 401(k) plan that mirrors the BDM 401(k) Plan described above and covers employees of BDM-Oklahoma, Inc., a BDM subsidiary. For the years ended December 31, 1996, 1995 and 1994, the Company's contribution to these plans was approximately $1,031,000, $907,000 and $842,000, respectively. At the time of the Company's change in ownership in 1990, employees were allowed a one-time option to purchase the Company's Common Stock with balances in their plan. Effective July 1, 1995, the BDM Stock Fund became an active fund option in BDM's 401(k) Savings Plan. A total of 285,367 and 303,661 common shares were held by the participants of the plan as of December 31, 1996 and 1995, respectively.

         The Company also sponsors several other defined contribution plans for substantially all of the employees of IABG. Participation in the plans is voluntary; however, participants are required to make contributions to the plans equal to 50% of the amount of the Company contribution. Company contributions are based on percentages of the employees' monthly salary up to maximum monthly benefits. The plans are fully funded and assets of the plans are invested in insurance company annuities. The Company incurred approximately $3.9 million, $3.8 million and $3.5 million in plan contribution expense for the years ended December 31, 1996, 1995 and 1994, respectively.

                             BDM INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)


13. Retirement Plans-(Continued)

         The Company has a defined benefit pension plan (the Retirement Plan) and a supplemental executive retirement plan (SERP) providing noncontributory retirement benefits for eligible employees. Benefits are determined based upon years of service and employee compensation. The Company's funding policy is to contribute annually, at a minimum, amounts required by applicable laws and regulations. Retirement Plan assets are invested in a portfolio of diversified equity securities and mutual funds, corporate and government bonds, and short-term investments. In addition, BDM Oklahoma has a defined benefit pension plan which mirrors the Retirement Plan.

         The net periodic pension expense for these defined benefit plans included the following components for the years ended December 31, (dollars in thousands):

                                                      1996         1995          1994
                                                      ----         ----          ----
Service cost                                     $     6,079     $   4,883    $   4,975
Interest cost on projected benefit obligation          5,968         5,153        5,752
Actual return on plan assets                         (8,103)      (11,978)        (526)
Net amortization and deferral                          2,258         7,681      (5,590)
                                                 -----------     ---------    ---------
Net periodic pension expense                     $     6,202     $   5,739    $   4,611
                                                 ===========     =========    =========


         The funded status of the Company's defined benefit plans as well as other disclosures required by Statement of Financial Accounting Standard No. 87--Accounting for Employee Benefit Plans (FAS 87) were as follows (dollars in thousands):

                                                     December 31, 1996                 December 31, 1995
                                                     -----------------                 -----------------
                                                  Retirement                       Retirement
                                                     Plans         SERP               Plans           SERP
                                                     -----         ----               -----           ----
Actuarial present value of vested benefit
     obligation                                   $   82,329   $   1,375          $     64,635    $    1,804
                                                  ==========   =========          ============    ==========
Actuarial present value of accumulated
     benefit obligation                           $   85,706   $   1,718          $     68,216    $    1,804
                                                  ==========   =========          ============    ==========

Plan assets at fair value                         $   77,329   $      --          $     65,539    $       --
Actuarial present value of projected
     benefit obligation                              (94,047)     (1,752)              (74,626)       (1,896)
                                                  ----------   ---------              --------    ----------
Plan assets less than projected benefit
     obligation                                      (16,718)     (1,752)               (9,087)       (1,896)
Unrecognized prior service cost                        2,419          45                 2,761            54
Unrecognized net gain (loss)                           8,739        (124)                  783            84
Adjustment required to recognize minimum
     liability                                        (2,605)         --                    --           (46)
                                                  ----------   ---------          ------------    ----------
Accrued pension cost                              $   (8,165)   $ (1,831)         $     (5,543)   $   (1,804)
                                                  ==========   =========          ============    ==========


                             BDM INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)


13. Retirement Plans-(Continued)

         The actuarial present values of the vested benefit obligations shown above represent the amount to which employees are entitled based on the employees' expected dates of separation or retirement. Assumptions, based on actual historical results, used in accounting for the defined benefit plans were as follows as of December 31,:

                                             1996          1995        1994
                                             ----          ----        ----
Discount rate for projected benefits         7.75%        7.75%          8.5%
Average wage increases                        4.0%         4.0%          4.0%
Expected long-term return on plan assets      9.5%         9.5%         10.0%


         On January 1, 1995, the Company made a disbursement of $16.7 million to fully settle certain benefits of the Retirement Plan with the purchase of an insurance contract. This resulted in a net loss of $349,000 recognized in 1995.

         The Company also maintains another defined benefit pension plan covering nine past and present members of the management board of IABG. Benefits are determined based on the members' years of service and compensation. The Company had an accrued balance of $5.7 million and $5.9 million for this pension obligation as of December 31, 1996 and 1995, respectively. The contribution expense amounted to $674,000 in 1996 and $345,000 in 1995. No additional pension disclosures required by FAS 87 have been provided since the majority of the members covered by the plan have retired and the liability reflected in these financial statements for this plan will not increase significantly in the future.

         The Company maintains a self-insurance plan to cover the costs of certain employee health benefits. As of December 31, 1996 and 1995, the estimated balance accrued for the cost of incurred but unreported claims was approximately $2 million. The Company's annual liability for claims expense is contractually limited pursuant to an agreement with an insurance company. The actual claims expense for 1996 did not exceed the contractual maximum.


14. Transactions With Related Parties

         The Chairman and Vice Chairman of the Company's Board of Directors are the Chairman and a Managing Director, respectively, of Carlyle. The Company retains Carlyle to provide certain advisory and consulting services for an annual fee of $500,000 plus expenses. Total amounts incurred by the Company related to these services for the years ended December 31, 1996, 1995 and 1994 were approximately $503,000, $506,000 and $505,000, respectively.

         Prior to its privatization by the German government in 1993, IVG was majority owned by the German government. Contract revenue derived by IABG from the German government and its ministries totaled $109.5 million, $120.4 million, and $118.5 million, respectively, for the years ended December 31, 1996, 1995, and 1994. The total amount receivable from the German government at December 31, 1996 and 1995 was $7.7 million and $10.5 million, respectively.

                             BDM INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)


14. Transactions with Related Parties-(Continued)

         IABG leases most of its facilities from IVG (a 20% owner of IABG). Total rent expense incurred with IVG for the years ended December 31, 1996, 1995 and 1994 was $8.0 million, $8.1 million and $7.3 million, respectively. IABG earns a market rate of interest on a related $6.5 million lease deposit with IVG. Interest income earned during 1996 and 1995 amounted to $223,000 and $254,000, respectively.


15. Unconsolidated Affiliates

         The Company has ownership interests ranging from 40% to 50% in certain unconsolidated joint ventures. The Company's investments in and advances to the unconsolidated joint ventures, as well as the location of the ventures' operations, are summarized as follows (dollars in thousands):

                                Ownership at                  December 31,
                              December 31, 1996             1996        1995
                              -----------------             ----        ----
VBR, Turkey                          50%                  $ 1,216      $1,556
AWV, Sultanate of Oman               50%                    1,622       2,063
Seavin, Egypt                        50%                    1,067       1,153
TVS, U.S.                            40%                    1,381          --
Others                               45%                      206         450
                                                          -------     -------
                                                          $ 5,492     $ 5,222
                                                          =======     =======


         Combined summarized financial information of all of the Company's joint ventures was as follows as of December 31, or for the years then ended (dollars in thousands):

                                             1996              1995
                                             ----              ----
Current assets                             $  18,352        $  14,951
Non-current assets                             1,511              966
Current liabilities                            8,020            6,169
Non-current liabilities                          702               56
Revenue                                       92,216           75,092
Gross profit                                   5,030            4,545
Net income                                     3,479            2,995

                             BDM INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)


16. Major Clients And Geographic Operations

    Major Clients

         Revenue from major clients was as follows for the years ended December 31, (dollars in thousands):

                                             1996         1995           1994
                                             ----         ----           ----
U.S. Government (including subcontract
     revenue from government primes)    $   481,886   $   449,504   $   376,980
International defense agencies              270,478       222,755       193,523
Other government agencies                    77,909        81,878        94,966
Commercial                                  171,286       135,837       108,780
                                        -----------   -----------   -----------
         Total                          $ 1,001,559   $   889,974   $   774,249
                                        ===========   ===========   ===========


         The Company had one contract that  generated  revenue of $118.4 million
in  1996,   representing   approximately  12%  of  total  revenue.  No  contract
individually represented more than 10% of total revenue in 1995 or 1994.

    Geographic Operations

         Revenue, operating profit and assets by geographic area of all consolidated subsidiaries were as follows for the years ended December 31, (dollars in thousands):

                                    1996             1995              1994
                                    ----             ----              ----
Revenue:
     North America             $   618,746        $  547,660       $  438,474
     Europe                        207,006           216,738          201,418
     Middle East                   175,807           125,576          134,357
                               -----------        ----------       ----------
         Total                 $ 1,001,559        $  889,974       $  774,249
                               ===========        ==========       ==========

Operating profit:
     North America             $    13,057        $   29,867       $   16,559
     Europe                          5,726             1,838            2,064
     Middle East                    18,461             7,204            8,321
                               -----------        ----------       ----------
         Total                 $    37,244        $   38,909       $   26,944
                               ===========        ==========       ==========

Assets:
     North America             $   274,076        $  221,488       $  209,983
     Europe                        101,380           127,009          103,582
     Middle East                    45,198            15,296           21,986
                               -----------        ----------       ----------
         Total                 $   420,654        $  363,793       $  335,551
                               ===========        ==========       ==========


         The operating profit for North America in 1996 include a one-time, pre-tax restructuring charge of $5.8 million and a write-off of $10.8 million for purchased in-process research and development. Europe's results for 1995 include a one-time write off of $1.6 million for goodwill discussed in Note 7.

                             BDM INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)


17. Commitments And Contingencies

    Government Audits

         Payments to the Company on United States or foreign government contracts are subject to adjustments upon audit by various agencies of the respective governments. Audits currently in progress are in varying stages of completion; however, management does not expect the results of these audits, or audits related to any operations prior to December 31, 1996, subsequently initiated, to have a material effect on the Company's financial position, results of operations, or liquidity.

    Litigation and Claims

         The Company has been informed that a civil "qui tam" lawsuit has been filed against the Company and has received a copy of the Complaint in that action. The matter is currently under Court seal. The Complaint alleges violation under the Federal False Claims Act in connection with certain mischarging under overseas government contracts administered by the U. S. Air Force, related to certain housing rented in connection with overseas operations, alleged improper hiring of and payments to certain employees, alleged improper payments to a subcontractor, and alleged improper purchases and payments made in support of client activities. Aggregate revenue from these contracts in calendar year 1996 was approximately $41 million. In connection with this case, BDM has received a subpoena for information in a civil investigation underway by the Office of Inspector General of the Department of Defense and an Assistant U. S. Attorney for the Eastern District of Virginia with respect to the matters alleged in the Complaint. BDM will cooperate fully with the Government and expects to make extensive document production in response to the subpoena.

     The Company is engaged in providing services and products under contracts with the U. S. Government and, to a lesser degree, under foreign government contracts, some of which are administered by the U. S. Government. All such contracts are subject to extensive legal and regulatory requirements, and the above mentioned investigation apparently focuses on whether the Company's overseas operations in connection with the subject contracts were conducted in accordance with such requirements. The lawsuit and related investigation could result in administrative, civil or criminal liabilities, including reimbursements, fines or penalties being imposed. Under the provisions of the False Claims Act, a civil penalty of between $5,000 and $10,000 can be assessed for each claim, plus three times the amount of any damages sustained by the Government. The Complaint seeks such relief but does not specify the amount of damages. In addition to damages, a finding of civil or criminal liability could lead to suspension or debarment of the contractor if it is found to be not currently responsible, which would make some or all of the contractor's operations ineligible to be awarded U. S. Government contracts for a period of time. Such civil or criminal liability or suspension or debarment could have a material adverse effect on the Company. Management is unable to make a meaningful estimate of the amount or range of loss that could result from this litigation, however, mangement does not anticipate that the ultimate resolution of this litigation will have a material effect on the Company's consolidated financial position.

                             BDM INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)


17. Commitments And Contingencies-(Continued)

    The Company is a party to various other legal actions, claims, government inquiries and audits resulting from the normal course of business. The Company believes that any resulting liability should not have a material effect on the financial position, results of operations, or liquidity of the Company.

    Environmental Matters

         One of the Company's wholly-owned subsidiaries was previously notified by the United States Environmental Protection Agency (EPA) that it is one of several potentially responsible parties (PRPs) for remediation in connection with asbestos present at two sites. The subsidiary, along with other PRPs, entered into a consent decree with the EPA in 1992, by which the subsidiary and the other PRPs are obligated to reimburse the EPA for costs incurred in its assessment and monitoring of approximately $1.6 million and to undertake work to address the environmental exposure as defined in the consent decree. The Company originally accrued $4.4 million which management believed to be the best estimate of the liability for this claim. Amounts paid and charged against this provision through 1996 totaled approximately $3.4 million. Management believes that the remaining accrual for this contingency of $1.0 million is sufficient to cover costs to be incurred related to the subsidiary's performance pursuant to the consent decree.

         Another of the Company's subsidiaries was previously notified by the Massachusetts Department of Environmental Protection that it is also one of several PRPs in an environmental matter arising as a result of work performed on a contract with the U.S. Air Force. The U.S. Air Force has reimbursed the company for all costs incurred to date in connection with this matter. No costs were incurred by the Company in 1996, 1995 or 1994 relative to this contingency. No accrual has been recorded as of December 31, 1996 as the risk of loss to the Company is considered to be remote, and the remaining potential amounts involved are considered to be immaterial.

    Lease Commitments

         The Company leases office space and equipment under various operating lease agreements. Leases for principal office space typically have terms of five to twenty years and carry optional renewal periods of five to twenty years. Most leases include provisions for periodic rent escalations based on changes in various economic indices. Amounts representing aggregate rent expense on all operating leases, excluding equipment rented for use on specific contracts and reimbursed pursuant to the terms of those contracts, totaled $29.4 million, $31.7 million, and $35.4 million for the years ended December 31, 1996, 1995, and 1994, respectively.

                             BDM INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)


17. Commitments And Contingencies-(Continued)


    Future minimum payments on non-cancelable operating leases were as follows on December 31, 1996 (dollars in thousands):

                           Wholly-owned
                           subsidiaries                        IABG
                           ------------                        ----
      Year ending      Office                         Office
     December 31,       Space      Equipment           Space       Equipment
     ------------       -----      ---------           -----       ---------
   1997               $  20,777    $     539          $ 6,649      $     985
   1998                  16,513          315            4,796            399
   1999                   6,087           79            4,539             26
   2000                   2,778           10            4,539             --
   2001                   1,598           --            4,539             --
      Thereafter          4,601           --           55,535             --
                      ---------    ---------          -------      ---------
           Total      $  52,354    $     943          $80,597      $   1,410
                      =========    =========          =======      =========

         The Company's share of the future minimum lease commitments of IABG is 45%. The remaining 55% of the commitment is the responsibility of the subsidiary's other owners. During December of 1996, IABG signed an agreement in which it plans to purchase a portion of the property leased from IVG during 1997 for approximately $7.8 million. In addition, a leasing company will purchase from IVG property used by IABG and lease that same property to IABG. This new lease will have a term of 17 years, with an option to purchase this property at a formula price after 10 years or at the end of the lease.

         As of December 31, 1996, IABG had cash collateral of $6.4 million held by the lessor for its facilities which were leased under the former lease through the year 2004. Approximately $3.7 million of this deposit will be applied to the purchase of property by IABG described above. The remaining amount will be held by the lessor and will be reduced every 2 years by approximately $282,000 starting at the end of 1997 and ending in 2003. The remaining amount of approximately $1.7 million will be held by the lessor as long as the contract exists. Cash on deposit is interest-bearing and interest income will accrue at current market rates payable quarterly.

         On January 8, 1997, the Company signed an agreement to lease office space for its corporate headquarters beginning February 1, 1999. The agreement is for a period of 12 years, with BDM's option to renew for two terms of 5 years each, and base rent starting at approximately $3.5 million in the first year plus a pro rata share of operating expenses. Escalation of the base rent ranges from 2% to 3% per year. As part of this agreement, BDM will receive an improvement allowance to be determined based on the actual amount of space leased by the Company.

                             BDM INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)


17. Commitments And Contingencies-(Continued)

    Sublease Commitments

         Sublease rental income earned was $2.2 million, $2.5 million and $4.4 million during the years ended December 31, 1996, 1995 and 1994, respectively. Future minimum payments on non-cancelable subleases were as follows as of December 31, 1996 (dollars in thousands):

           Year ending
          December 31,
              1997                               $        1,960
              1998                                          551
              1999                                           48
              2000                                           --
              2001                                           --
              Thereafter                                     --
                                                 --------------
                  Total                          $        2,559
                                                 ==============


18. Selected Quarterly Data (Unaudited) (Dollars In Thousands, Except Per Share
    Data):

                                                       1995
                                  First     Second(1)        Third       Fourth
Revenue                        $ 191,901   $ 213,064      $ 215,900    $ 269,109
Operating profit                   9,905       8,790          9,339       10,875
Net income                         3,334       3,870          5,291        5,897
Earnings per share                  0.33        0.38           0.40         0.44
Sale prices of Common stock:
         High                        n/a      21 1/2         28 1/2       30 1/2
         Low                         n/a      19 7/8         20 1/4       23 3/4


                                                       1996
                                  First        Second        Third       Fourth
Revenue                        $ 225,107   $ 251,854      $ 246,766    $ 277,832
Operating profit                  11,716      12,656          7,945        4,927
Net income                         5,407       6,655          3,900        1,713
Earnings per share                  0.39        0.45           0.26         0.11
Sale prices of Common stock
         High                     41 1/8          49         61 1/2           60
         Low                     25 7/16      36 1/4             45       44 1/4

 (1) Sale price of common stock commencing June 29, 1995.

Item 9. Disagreements on Accounting and Financial Disclosure.

         None

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

         Reference is made to Item 4A of Part I hereof for certain information required by this Item 10. Additional information required by this item is hereby incorporated by reference from the Company's definitive proxy statement to be filed with the Commission under Section 14A of the Securities Exchange Act of 1934 on or before April 30, 1997, or shall be filed by amendment to this Form 10-K on or prior to such date.

Item 11. Executive Compensation.

         The information required by this item is hereby incorporated by reference from the Company's definitive proxy statement to be filed with the Commission under Section 14A of the Securities Exchange Act of 1934 on or before April 30, 1997, or shall be filed by amendment to this Form 10-K on or prior to that date.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

         The information required by this item is hereby incorporated by reference from the Company's definitive proxy statement to be filed with the Commission under Section 14A of the Securities Exchange Act of 1934 on or before April 30, 1997 or shall be filed by amendment to this Form 10-K on or prior to that date.

Item 13. Certain Relationships and Related Transactions.

         The information required by this item is hereby incorporated by reference from the Company's definitive proxy statement to be filed with the Commission under Section 14A of the Securities Exchange Act of 1934 on or before April 30, 1997, or shall be filed by amendment to this Form 10-K on or prior to that date.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

       (a)1. Financial Statements:

           Report of Independent Accountants

           Consolidated Balance Sheets as of December 31, 1996 and 1995

           Consolidated Statements of Operations for the years ended
               December 31, 1996, 1995 and 1994

           Consolidated Statements of Stockholders' Equity for the years ended December 31, 1996, 1995 and 1994

           Consolidated Statements of Cash Flows for the years ended
               December 31, 1996, 1995 and 1994

           Notes to Consolidated Financial Statements

       (a)2. Financial Statement Schedules:

           All schedules  are omitted  because  they are not  applicable  or the
             required  information  is  shown  in  the  Consolidated   Financial
             Statements or the notes thereto under Item 8.

       (a)3. Exhibits:

   Exhibit
     No.                                Description
     ---                                -----------
3.1            Amended and Restated Certificate of Incorporation.+++
3.2            Amended and Restated By-Laws.
4.1            Specimen Common Stock certificate.++++++
4.2            Investor Stock Purchase Agreement,  dated October 23, 1990, among
               BDM Holdings,  Inc., The Carlyle Partners  Leveraged Capital Fund
               I, L.P.,  Equitable  Partnership  II, L.P.,  Equitable  Deal Flow
               Fund, L.P., and the Richard King Mellon Foundation.+
4.3            Amendment No. 1 to Investor Stock Purchase Agreement, dated May 31, 1995.+++++
10.1           Agreement, dated November 16, 1993, among the Federal Republic of Germany,
               Industrieanlagen-Betriebsgesellschaft mbH, BDM International, Inc., Industrieverwaltungsgesellschaft
               AG amd IABG
               Holding GmbH.++
10.2           Voting Rights Agreement, dated November 16, 1993, between Industrieverwaltungsgesellschaft AG and
               BDM Europe BV.+ +
10.3           1990 Stock Option Plan.+*
10.4           Form of Management Incentive Stock Purchase Agreement.+*
10.5           Form of Director Stock Purchase Plan Purchase Authorization.+++*
10.6           BDM International, Inc. 401(k) Savings Plan.+++++++*
10.7           The BDM Retirement Plan.+++++++*
10.8           The BDM International, Inc. Supplemental Executive Retirement Plan, effective December 26, 1984.+*
10.9           BDM International, Inc. Defined Contribution Supplemental Executive Retirement Plan, effective
               October 8, 1993.+++*
10.10          The BDM Corporation Cash and Stock Incentive Compensation Plan.+*
10.11          1994 Stock Option Plan.++++*




Exhibit
 No.                                  Description
 ---                                  -----------

10.12          Revolving Credit Agreement, dated as of September 7, 1995, among BDM International, Inc., the
               Lenders party thereto, Corestates Bank, N.A. as Co-Agent and The First National Bank of Chicago as
               Agent.+++++++
11             Statement of Computation of Earnings Per Share.
21             Subsidiaries of BDM International, Inc.
23.1           Consent of Coopers & Lybrand
27             Financial Data Schedule.

-----------------------

            *  Management contract or compensatory plan or arrangement.
            + Incorporated herein by reference to Registration Statement on Form S-1 (File No. 33-38405) of BDM Holdings, Inc. filed with the SEC on February 14, 1991.
           ++ Incorporated herein by reference to Amendment No. 1 to Current Report on Form 8-K/A (File No.33-38405) of BDM International, Inc. filed with the SEC on January 31, 1994.
          +++ Incorporated herein by reference to the Annual Report on Form 10-K for the year ended December 31, 1993 ( File No. 33-38405) filed with the SEC on March 31, 1994.
         ++++ Incorporated herein by reference to the Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 000-23966) of BDM International, Inc. filed with the SEC on March 30, 1995.
        +++++ Incorporated herein by reference to Amendment No. 3 to the Registration Statement on Form S-1 (File No. 33-77096) of
               BDM International, Inc. filed with the SEC on June 20, 1995. ++++++ Incorporated herein by reference to Amendment No. 4 to the
               Registration Statement on Form S-1 (File No. 33-77096) of
               BDM International, Inc. filed with the SEC on June 26, 1995. +++++++ Incorporated herein by reference to the Registration Statement on Form S-3 (File No. 333-01513) of BDM International, Inc.
               filed with the SEC on March 6, 1996.

          (b)  Reports on Form 8-K:
               No reports on Form 8-K were filed by the Company during the fourth quarter of 1996.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in McLean, Virginia on March 13, 1997.

                                        BDM INTERNATIONAL, INC.



                                        By  /s/ PHILIP A. ODEEN
                                        -----------------------
                                            Philip A. Odeen
                                            President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            Signature                      Title                   Date

      (i)   Principal executive officer:



          /s/ PHILIP A. ODEEN             President          March 13, 1997
          -------------------
            Philip A. Odeen

     (ii)   Principal financial officer:



       /s/ C. THOMAS FAULDERS, III     Executive Vice        March 13, 1997
       ---------------------------   President and Chief
        C. Thomas Faulders, III      Financial Officer



    (iii)   Principal accounting officer:



        /s/ JUDITH N.HUNTZINGER         Corporate Vice       March 12, 1997
        -----------------------         President and
         Judith N. Huntzinger             Controller



     (iv)   Directors:



      /s/ JEANETTE GRASSELLI BROWN           Director        February 21, 1997

      ----------------------------
     Dr. Jeanette Grasselli Brown

            Signature                           Title              Date



      /s/ FRANK C. CARLUCCI                   Director       February 21, 1997
      ---------------------
        Frank C. Carlucci



      /s/ WILLIAM E. CONWAY, JR.              Director       February 21, 1997
      --------------------------
         William E. Conway, Jr.



        /s/ PHILLIP R. COX                    Director       February 21, 1997
        ------------------
          Phillip R. Cox



      /s/ NEIL GOLDSCHMIDT                    Director       March 5, 1997
      --------------------
         Neil Goldschmidt



       /s/ WALTHER LEISLER KIEP              Director        February 21, 1997
       ------------------------
         Walther Leisler Kiep



        /s/ PHILIP A. ODEEN                  Director        March 13, 1997
        -------------------
           Philip A. Odeen



         /s/ THOMAS G. RICKS                 Director        February 21, 1997
         -------------------
              Thomas G. Ricks



     /s/ WILLIAM E. SWEENEY, JR.             Director        February 21, 1997
     ---------------------------
     Dr. William E. Sweeney, Jr.



       /s/ EARLE C. WILLIAMS                 Director        February 21, 1997
       ---------------------
         Earle C. Williams

                                INDEX TO EXHIBITS


Exhibit
  No.                            Description
  ---                            -----------

3.1            Amended and Restated Certificate of Incorporation.+++
3.2            Amended and Restated By-Laws.
4.1            Specimen Common Stock certificate.++++++
4.2            Investor Stock Purchase Agreement, dated October 23, 1990, among BDM Holdings, Inc., The Carlyle
               Partners Leveraged Capital Fund I, L.P., Equitable Partnership, II, L.P., Equitable Deal Flow Fund,
               L.P., the Richard King Mellon Foundation.+
4.3            Amendment No. 1 to Investor Stock Purchase Agreement, dated May 31, 1995.+++++
10.1           Agreement, dated November 16, 1993, among the Federal Republic of Germany,
               Industrieanlagen-Betriebsgesellschaft mbH, BDM International, Inc., Industrieverwaltungsgesellschaft
               AG and IABG Holding GmbH.++
10.2           Voting Rights Agreement, dated November 16, 1993, between Industrieverwaltungsgesellschaft AG and
               BDM Europe BV.++
10.3           1990 Stock Option Plan.+*
10.4           Form of Management Incentive Stock Purchase Agreement.+*
10.5           Form of Director Stock Purchase Plan Purchase Authorization.+++*
10.6           BDM International, Inc. 401(k) Savings Plan.+++++++*
10.7           The BDM Retirement Plan.+++++++*
10.8           The BDM International, Inc. Supplemental Executive Retirement Plan, effective December 26, 1984.+*
10.9           BDM International, Inc. Defined Contribution Supplemental Executive Retirement Plan, effective
               October 8, 1993.+++*
10.10          The BDM Corporation Cash and Stock Incentive Compensation Plan.+*
10.11          1994 Stock Option Plan.++++*
10.12          Revolving Credit Agreement, dated as of September 7, 1995 among BDM International, Inc., the Lenders party thereto, CoreStates Bank, N.A., as Co-Agent and The First National Bank of Chicago as
               Agent.+++++++
11             Statement of Computation of Earnings Per Share.
21             Subsidiaries of BDM International, Inc.
23.1           Consent of Coopers & Lybrand.
27             Financial Data Schedule.

-------------------------

            *  Management contract or compensatory plan or arrangement.
            + Incorporated herein by reference to Registration Statement on Form S-1 (File No. 33-38405) of BDM Holdings, Inc. filed with the SEC on February 14, 1991.
           ++ Incorporated herein by reference to Amendment No. 1 to Current Report on Form 8-K/A (File No.33-38405) of BDM International, Inc. filed with the SEC on January 31, 1994.
          +++ Incorporated herein by reference to the Annual Report on Form 10-K for the year ended December 31, 1993 ( File No. 33-38405) filed with the SEC on March 31, 1994.
         ++++ Incorporated herein by reference to the Annual Report on Form 10-K for the year ended December 31,1994 (File No. 000-23966) of BDM International, Inc. filed with the SEC on March 30, 1995.
        +++++ Incorporated herein by reference to Amendment No. 3 to the Registration Statement on Form S-1 (File No. 33-77096) of
               BDM International, Inc. filed with the SEC on June 20, 1995. ++++++ Incorporated herein by reference to Amendment No. 4 to the
               Registration Statement on Form S-1 (File No. 33-77096) of
               BDM International, Inc. filed with the SEC on June 26, 1995. +++++++ Incorporated herein by reference to the Registration Statement on
               Form S-3 (File No. 333-01513) of BDM International, Inc. filed with the SEC on March 6, 1996.