Form 10-Q
period 1997-03-31
BDM INTERNATIONAL INC /DE
filed 1997-05-15
CIK 870763

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    Form 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                              EXCHANGE ACT OF 1934


         For the quarter                             Commission File
         ended:   March 31, 1997                     Number:  000-23966


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of the close of business on April 30, 1997, the registrant had outstanding 29,183,139 shares of Common Stock, par value $.01 per share.

                                     PART I


Item 1.  Financial Statements.



                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



BDM International, Inc.:

   Consolidated Balance Sheets as of
            March 31, 1997 (Unaudited) and December 31, 1996..................2

   Consolidated Statements of Operations for the
            Three Months Ended March 31, 1997 and 1996 (Unaudited) ...........3

   Condensed Consolidated Statements of Cash Flow for the
            Three Months Ended March 31, 1997 and 1996 (Unaudited) ...........4

   Notes to Consolidated Financial Statements (Unaudited) ....................5

                             BDM INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)


                                                                March 31,        December 31,
                                                                  1997               1996
                                                           -----------------   ----------------
                                                              (unaudited)

ASSETS
Current assets:
Cash and cash equivalents                                  $         54,762     $       79,376
Accounts receivable, net                                            239,738            234,105
Prepaid expenses and other                                            6,295              7,695
                                                           -----------------   ----------------
  Total current assets                                              300,795            321,176

Property and equipment, net                                          54,767             48,519
Intangible assets, net                                               34,501             35,881
Deposits and other                                                    8,106              9,586
Equity in and advances to affiliates                                  5,563              5,492
                                                           -----------------   ----------------
  Total assets                                             $        403,732     $      420,654
                                                           =================   ================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses                      $        148,018     $      164,399
Debt currently payable                                                7,609              3,487
Income taxes payable                                                  4,839              5,230
Deferred tax liability                                                7,180             11,155
                                                           -----------------   ----------------
  Total current liabilities                                         167,646            184,271

Deferred tax liability                                                2,557              2,544
Long term debt                                                       14,464             22,813
Severance and other                                                  12,137             13,911
Minority interest                                                    31,669             29,860
                                                           -----------------   ----------------
  Total liabilities                                                 228,473            253,399
                                                           -----------------   ----------------

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.01 par value;
 500,000 shares authorized, none issued                                 -                   -
Common  stock,  $.01 par value;  29,089,132
  and  14,414,020  shares  issued and
  outstanding at March 31, 1997 and
  December 31, 1996, respectively                                       290                144
Additional paid in capital                                          107,850            103,537
Retained earnings                                                    71,340             64,465
Deferred compensation                                                (1,207)            (1,419)
Cumulative translation adjustment                                    (3,014)               528
                                                           ------------------  ----------------
  Total stockholders' equity                                        175,259            167,255
                                                           -----------------   ----------------
  Total liabilities and stockholders' equity               $        403,732     $      420,654
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

                             BDM INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except earnings per share data)
                                   (unaudited)





                                                                 For the three months
                                                                    ended March 31,
                                                             ------------------------------
                                                                  1997              1996
                                                             ------------      ------------
      Revenue                                                $    250,578      $   225,107
                                                             ------------      -----------

      Cost of sales                                               208,209          188,892
      Selling, general and administrative                          24,285           20,441
      Depreciation, amortization and other                          4,317            4,058
                                                             ------------      -----------

            Operating profit                                       13,767           11,716

      Interest (income) expense, net                                 (909)            (248)
      Equity in earnings of affiliates                               (473)            (451)
      Minority interest                                             3,172            2,921
                                                             ------------      -----------

             Income before income taxes                            11,977            9,494

      Provision for income taxes                                    5,102            4,087
                                                             ------------      -----------

               Net income                                    $      6,875      $     5,407
                                                             ============      ===========

       Earnings per common share
          and common share equivalent:
        Net income per share                                 $       0.23      $      0.19
                                                             ============      ===========

         Weighted average common
          shares and common share
          equivalents outstanding                                  30,416           27,956
                                                             ============      ===========














        The accompanying notes are an integral part of these consolidated financial statements.

                             BDM INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
               For the three months ended March 31, 1997 and 1996
                            (unaudited, in thousands)






                                                                          For the three months ended
                                                                                    March 31,
                                                                          --------------------------
                                                                              1997           1996
                                                                          -----------    -----------
     Cash flow from operating activities:

       Net cash (used in) provided by operating activities                $   (7,527)    $    12,155
                                                                          ----------     -----------
     Cash flow from investing activities:

       Additions to property and equipment                                   (11,305)         (4,349)
       Purchase of business, net of cash acquired                             (1,754)         (8,695)
       Distributions from unconsolidated affiliates                               50             300
                                                                          ----------     -----------

       Net cash used in investing activities                                 (13,009)        (12,744)
                                                                          ----------     -----------

     Cash flow from financing activities:

       Net borrowings (repayments) of credit facility                          1,766         (22,754)
       Installment payment of acquisition debt                                (4,038)          --
       Proceeds from issuance of common stock                                  2,452          22,215
                                                                          ----------     -----------

       Net cash provided by (used in) financing activities                       180            (539)
                                                                          ----------     -----------

     Effect of exchange rate changes on cash
       and cash equivalents                                                   (4,258)         (1,862)
                                                                          ----------     -----------

     Net decrease in cash and cash equivalents                               (24,614)         (2,991)

     Cash and cash equivalents, beginning of period                           79,376          69,143
                                                                          ----------     -----------

     Cash and cash equivalents, end of period                             $   54,762     $    66,152
                                                                          ==========     ===========







        The accompanying notes are an integral part of these consolidated financial statements.

                             BDM INTERNATIONAL, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)



(1)      General
         -------

         The accompanying financial statements of BDM International, Inc. and its subsidiaries (BDM or the Company) as of March 31, 1997 and for interim periods ended March 31, 1997 and 1996, are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The balance sheet data as of December 31, 1996, was derived from the Company's audited financial statements. Certain other information and disclosures included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the above referenced rules and regulations. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest annual report to the Securities and Exchange Commission on Form 10-K.

         The  accompanying   consolidated   financial   statements  reflect  all
adjustments and reclassifications that, in the opinion of management, are necessary for a fair presentation. All such adjustments and reclassifications have been deemed to be of a recurring nature, except as described in this report.


(2)      Income Taxes
         ------------

         The Company uses the estimated annual effective rate method for interim income tax purposes. The difference between the combined statutory federal and state income tax rate of 42% and the Company's actual effective income tax rate of 43% for the three months ended March 31, 1997 and 1996, is primarily attributable to goodwill amortization which is not deductible for federal income tax purposes, thus resulting in the higher effective tax rate.


(3)      Earnings Per Share
         ------------------

         Net income per common share is net income divided by the weighted average number of common shares and common share equivalents outstanding during the period. The Company's common share equivalents consist entirely of stock options.

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (FAS
128). FAS 128 simplifies the existing earnings per share (EPS) computations under Accounting Principles Board Opinion No. 15, "Earnings Per Share," revises disclosure requirements, and increases the comparability of EPS data on an international basis. In simplifying the EPS computations, the presentation of primary EPS is replaced with basic EPS, with the principal difference being that common stock equivalents are not considered in computing basic EPS. In addition, FAS 128 requires dual presentation of basic and diluted EPS. FAS 128 is effective for financial statements issued for periods ending after December 15, 1997. Had FAS 128 been effective for the first quarter of 1997, EPS would have been $0.24 and $0.21 for the three months ended March 31, 1997 and 1996, respectively.

                             BDM INTERNATIONAL, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


(4)      Capital stock transactions
         --------------------------

         On February 21, 1997, the Company's Board of Directors declared a two-for-one split of the Company's common shares, effected in the form of a stock dividend, to shareholders of record as of the close of business on March 6, 1997. Distribution of the additional shares took place on March 20, 1997. In connection with the split, the Company's Board of Directors approved the increase in the number of shares of Common Stock authorized for issuance to 100,000,000 shares, subject to approval of shareholders which was received on May 9, 1997. The shares and per share data in the consolidated financial statements have been restated to reflect this stock split.

         On March 27, 1996, the Company completed an offering of Common Stock to the public in which 3,220,000 shares of Common Stock were sold at $36.50 per share. Of the total number of shares offered, 450,000 shares were primary shares and the remaining 2,770,000 shares were sold by certain of the Company's shareholders, including 400,000 Class B shares, which were converted to Common Stock immediately prior to the offering. The net proceeds of approximately $15.3 million were used for general corporate purposes and to finance acquisitions.


(5)      Acquisitions
         ------------

         During 1996, the Company completed several acquisitions. On February 20, 1996, the Company acquired three affiliated companies - CW Systems, Inc., IG Systems, Inc. and Melco Systems, Inc. - for $18.5 million. The acquired companies specialize in providing information technology systems and services to large commercial organizations in various industries, as well as to various state agencies. On November 4, 1996, the Company purchased the operations of RGTI Systems Software, a company specializing in warehouse management solutions for $18.4 million. Effective November 1, 1996, the Company acquired the assets of two related companies, Advances Systems Design, Inc. (ASD) and Software Engineering, Inc. (SEI) for $4.8 million. These companies provide services in state and local government human services systems design and development.

         These acquisitions were accounted for as purchases with aggregate goodwill of approximately $25 million in 1996. The results of their operations are included in the consolidated results of the Company from the dates of acquisition.

         On April 30, 1997, the Company acquired Largotim Holdings, Ltd., a worldwide distributor and integrator of enterprise resource planning software and solutions, for approximately $39 million. The transaction will be accounted for as a purchase, resulting in goodwill of approximately $21 million to be amortized over fifteen years. Included in the purchase price is the acquisition of intangible assets of approximately $15 million, which will be amortized over periods ranging from four to fifteen years. The transaction also provides additional consideration to the sellers if certain profitability targets are met by December 31, 1998.

                             BDM INTERNATIONAL, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


(6)      Restructuring
         -------------

         The Company announced a new alignment of its business operations during the third quarter of 1996. This new organization consists of five strategic business units - Federal Systems, State and Local Systems, Integrated Supply Chain Solutions, BDM Europe and Enterprise Management Services. In addition, the new BDM Technologies will comprise development units focused on promising IT areas. This organizational realignment resulted in a pre-tax restructuring charge of $5.8 million to 1996 third quarter earnings, which included a write-down of $3.1 million of certain assets of GCL, severance costs totaling $1.8 million for approximately 40 employees across several subsidiaries, and the accrual of approximately $0.9 million for certain facility expenses. The write-down at GCL affected primarily goodwill and fixed assets, and was determined based on analyses of future cash flow expected from that area of business after changes in strategic direction resulting from the business realignment. During the fourth quarter of 1996 and the first quarter of 1997, the Company made payments of $452,000 and $448,000, respectively against the restructuring reserve related primarily to severance and lease costs. At March 31, 1997, approximately $591,000 remained in the reserve balance.


(7)      Other Matters
         -------------

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

                             BDM INTERNATIONAL, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


(6)      Other Matters, cont'd
         ---------------------

         The Company is engaged in providing services and products under contracts with the U. S. Government and, to a lesser degree, under foreign government contracts, some of which are administered by the U. S. Government. All such contracts are subject to extensive legal and regulatory requirements, and the above mentioned investigation apparently focuses on whether the Company's overseas operations in connection with the subject contracts were conducted in accordance with such requirements. The lawsuit and related investigation could result in administrative, civil or criminal liabilities, including reimbursements, fines or penalties being imposed. Under the provisions of the False Claims Act, a civil penalty of between $5,000 and $10,000 can be assessed for each claim, plus three times the amount of any damages sustained by the Government. The Complaint seeks such relief but does not specify the amount of damages. In addition to damages, a finding of civil or criminal liability could lead to suspension or debarment of the contractor if it is found to be not currently responsible, which would make some or all of the contractor's operations ineligible to be awarded U. S. Government contracts for a period of time. Such civil or criminal liability or suspension or debarment could have a material adverse effect on the Company. Management is unable to make a meaningful estimate of the amounts or range of loss that could result from this litigation, however, management does not anticipate that the ultimate resolution of this litigation will have a material effect on the Company's consolidated financial position.

Item 2.  Managements' Discussion and Analysis
-------  ------------------------------------

OVERVIEW


         With respect to the Company's financial results for the first quarter of 1997, revenue was $250.6 million, up 11% for the three months ended March 31, 1997, compared to the first quarter of 1996. Net income was $6.9 million, up 27% for the same period. Earnings per share of $0.23 for the three months ended March 31, 1997, reflects a 21% increase over the previous year. Earnings per share for both periods presented reflects the two-for-one stock split announced in February of this year.

         Once again, changes in exchange rates impacted the Company's results. Excluding the effect of the changes in the German mark to the U.S. dollar, revenue would have increased 14% for the three months ended March 31, 1997, compared to the same period in 1996.

         Revenue is presented below by strategic business unit, reflecting the organizational changes made in the Company's realignment. In addition, the categories for services provided have been revised to present more clearly the business activities of the Company. BDM continues to broaden its revenue base, increasing in both absolute and percentage terms the revenue derived from commercial business and from information technology services and products. The Company's contract backlog was $2.1 billion and proposal backlog was $1.2 billion as of March 31, 1997.


REVENUE

                                        For the Three Months Ended March 31,
                                               1997                1996
                                         --------------     ---------------
                                          (in millions, except percentages)
Client Category
U.S. Department of Defense               $  89.6     36%    $   82.8     37%
International Defense                       73.0     29%        58.9     26%
Civil Government                            40.5     16%        45.5     20%
Commercial                                  47.5     19%        37.9     17%
                                          ------    ---      -------    ---
   Total                                 $ 250.6    100%    $  225.1    100%
                                          ======    ===      =======    ===

Services Provided
Information Technology                   $ 122.5     49%    $  104.6     47%
Technical Services                         107.7     43%        99.5     44%
Enterprise Management                       20.4      8%        21.0      9%
                                          ------    ---      -------    ---
   Total                                 $ 250.6    100%    $  225.1    100%
                                          ======    ===      =======    ===

Strategic Business Unit
Federal Systems                          $ 118.9     47%    $  107.1     48%
Enterprise Management Services              56.6     23%        45.7     20%
BDM Europe                                  43.4     17%        52.2     23%
Integrated Supply Chain Solutions           12.3      5%         4.0      2%
State and Local Systems                     10.0      4%        10.8      5%
BDM Technologies                             9.4      4%         5.3      2%
                                          ------    ---      -------    ---
   Total                                 $ 250.6    100%    $  225.1    100%
                                          ======    ===      =======    ===

         Revenue by Client Category
         --------------------------

         U.S. Department of Defense (DOD): Revenue derived from the U.S. Department of Defense (DOD) increased 8% in the first quarter of 1997, compared to the same period in 1996. There were a variety of contributors to this growth including contracts for defense test and evaluation and support for ballistic missile defense and other military programs, much of which involves information systems architecture, design, modeling, and testing. In addition, sales of hardware and other equipment increased slightly over the prior year.

         International Defense: Revenue from international defense business increased 24% in 1997 over 1996, due to higher revenue from the Company's contracts in Saudi Arabia. This growth in the Middle East offset a reduction of revenue in Germany due to the end of "blanket order agreements" with the German Ministry of Defense (MOD), which were available for a three-year period following the acquisition of IABG in late 1993. Effective January 1, 1997, each procurement with the MOD now requires a new contract, which has proven to be an administratively slower process. Such delays are not expected in the remainder of the year. Exchange rate fluctuations also impacted the growth of the Company's European activities as a result of a stronger U.S. dollar.
         Excluding the impact of the exchange rate, international defense revenue would have increased 28%.

         Civil Government: Revenue from civil government contracts declined 11% from the first quarter of 1997 compared to the same period in 1996. This decline reflects the continuation of several factors mentioned in earlier disclosures, including a decline in revenue generated from environmental restoration and waste management programs for the Department of Energy as a result of continued budget reductions. There has also been a decline in revenue generated from state government contracts due to a postponement of decisions on such contracts as states assess the impact of the new Federal Welfare Reform law enacted in 1996. In addition, the Company has experienced implementation difficulties on one of its state contracts. The Company is currently in discussions with the client. Until a resolution is reached, the Company is not recognizing profit on the contract. The reduction in civil government revenue also reflects lower pass-through contracts from the German government and the decline of the German mark versus the U.S. dollar. These reductions were partially offset by additional Job Corps Center business.

         Commercial: The increase of 25% in commercial revenue for the three months ended March 31, 1997, reflects the growth from semiconductor integration, warehouse automation, enterprise resource planning and integration, business process transformation, and other services. This growth was also fueled by revenue from various private sector customers of companies acquired during 1996. The international commercial business was impacted by the aforementioned fluctuations in the German mark to U.S. dollar exchange rate. Excluding the impact of the currency fluctuations, commercial revenue would have increased by 32% in the first quarter of 1997.


         Revenue by Services Provided
         ----------------------------

                  Starting with the first quarter of 1997, the Company defines its revenue by service type in a different manner in an effort to more clearly present the business activities of the Company. The new categories include Information Technology, Technical Services, and Enterprise Management.

         Information Technology : Includes all activities where the principal result of the effort (1) pertains to the requirements, design, implementation, operation, or maintenance of an information system; (2) utilizes one or more information technology products as the principal means of producing results; or (3) relates directly to studies or analysis wherein the dominant aspect is information technology or the application of information technology. Revenue in this area increased 17% for the three months ended March 31, 1997, compared to the same period in 1996. This increase was driven by organic growth in the Integrated Supply Chain Solutions, Federal Systems and BDM Technologies business units, as well as revenue from the companies acquired during 1996.

         Technical Services : Includes a broad range of scientific, engineering, technical assistance, and consulting services which are not encompassed in the information category described above. The increase in Technical Services revenue of 8% in the first quarter of 1997 is a result of growth in a number of contracts including the expansion of work in Saudi Arabia and technical support for a variety of military programs.

         Enterprise Management: Represents business in which the Company manages and operates research and development centers and other facilities on behalf of its customers. An increase in the Company's Job Corps Center business was offset by a decline due to the completion of a support contract at a U.S. Air Force Base, resulting in slightly lower revenue in this area for the first quarter of 1997.


         Revenue by Strategic Business Unit
         ----------------------------------

         Federal Systems: Revenue from Federal Systems grew 11%, reflecting expanded work for a variety of federal agencies, most notably involving information technology for various defense activities, and also increased services and support in defense test and evaluation, ballistic missile defense, and other military programs. Hardware sales increased somewhat over the prior year, which also contributed to the higher revenue. This was partially offset by a decline in work for the U.S. Department of Energy.

         Integrated Supply Chain Solutions: Revenue from Integrated Supply Chain Solutions increased 208% over the previous year period. This growth reflects a 118% increase in the Company's organic business as well as revenue from the RGTI acquisition. This business unit also had substantial contract awards and proposal backlog in the first quarter of 1997.

         Enterprise Management Services: Revenue from Enterprise Management Services grew 24% as a result of higher revenue in most aspects of its business, including its work in Saudi Arabia and additional Job Corps Center revenue. This growth was partially offset by a reduction resulting from the end of the Company's contract to manage a U.S. Air Force Base.

         BDM Europe: Revenue from BDM Europe declined due to the impact of changes in the exchange rates, as well as a decline in revenue denominated in local currency. The real decline in BDM Europe's revenue is largely attributable to the end of "blanket order agreements" with the German MOD. As mentioned above, the Company's German subsidiary has experienced administrative delays with the new contracting process, although this is expected to improve for the remainder of the year.

         State and Local Systems: Revenue declined in the first quarter of 1997, versus the same period in 1996 as described above under the Civil Government section.

         BDM Technologies: This business unit consists of several developmental units including Year 2000+ development, Internet/Intranet Technology, Network Security, and IT Services. Due to the developmental nature of this unit, the quarterly results may be more variable than that of the strategic business units.

RESULTS OF OPERATIONS

         The following table sets forth selected financial data:



                                                              For the Three Months Ended March 31,
                                                       ---------------------------------------------------
                                                                 1997                        1996
                                                       ------------------------       --------------------
                                                                (millions, except percentages)


Revenue                                                  $ 250.6         100.0%     $ 225.1       100.0%

Cost of sales                                              208.2          83.1        188.9        83.9
Selling, general and administrative                         24.3           9.7         20.4         9.1
Depreciation, amortization and other                         4.3           1.7          4.1         1.8
                                                      ----------       -------       ------      ------

Operating profit                                            13.8           5.5         11.7         5.2

Interest (income) expense, net                              (0.9)         (0.4)        (0.2)       (0.1)
Equity in earnings of affiliates                            (0.5)         (0.2)        (0.5)       (0.2)
Minority interest                                            3.2           1.3          2.9         1.3
                                                     -----------        ------       ------      ------

Income before taxes                                         12.0           4.8          9.5         4.2

Provision for income taxes                                   5.1           2.0          4.1         1.8
                                                     -----------        ------       ------      ------

Net income                                            $      6.9           2.8%     $   5.4         2.4%
                                                      ==========        ======      =======      ======


COST OF SALES

         Cost of sales, which includes salaries, benefits, subcontractor expenses, materials and overhead costs, decreased as a percentage of revenue in the three months ended March 31, 1997 compared to the three months ended March 31, 1996, driven by improved profit margins in a variety of the Company's business areas. This profit margin improvement was partially offset by the impact of a slight increase in hardware pass-throughs occurring in 1997. These pass-throughs represent the procurement of computer hardware and other equipment on behalf of customers, and often tend to attain lower profit margins than revenue from services. Sales pertaining to such materials as a percent of revenue were 5.7% in the first quarter of 1997 and 4.9% in the first quarter of 1996.

SELLING, GENERAL AND ADMINISTRATIVE

         Selling, general and administrative (SG&A) expense, which includes the Company's research and development costs (R&D), increased as a percentage of revenue in the first quarter of 1997, compared to the same period in the previous year. This increase was largely due to investments made for recruiting, marketing, and research and development primarily related to software development and enhancements. These investments were focused on the Company's Year 2000 efforts and state child support and welfare systems. The increase also includes the SG&A of several commercial companies acquired during 1996, which have higher SG&A than BDM's government business units.

DEPRECIATION , AMORTIZATION AND OTHER

         Depreciation, amortization and other costs increased in the first quarter of 1997, compared to the first quarter of 1996. The depreciation component remained relatively flat, reflecting the implementation of a new financial and management information system in the fourth quarter of 1996 at Federal Systems, offset by the impact of the German mark to U.S. dollar exchange rate on depreciation related to fixed assets in Germany. Amortization expense increased for the first three months of 1997, compared to the same period in the prior year, reflecting amortization of goodwill and other intangible assets associated with acquisitions completed during 1996.

INTEREST (INCOME) EXPENSE, NET

         Net interest income increased for the three months ended March 31, 1997, compared to the comparable period in 1996, reflecting $15.3 million in net proceeds from a public stock offering in March 1996. In addition, a currency gain recognized on the settlement of borrowings in German marks also contributed to higher interest income.

EQUITY IN EARNINGS OF AFFILIATES

         Equity in earnings of affiliates represents the Company's share of earnings from unconsolidated joint ventures. These amounts have remained stable compared to the prior year period.

MINORITY INTEREST

         The minority interest share of earnings increased for the three months ended March 31, 1997, compared to the same period in the previous year, and was unchanged as a percentage of revenue. This increase reflects improved profitability of joint ventures in the Middle East.

PROVISION FOR INCOME TAXES

          The difference between the combined statutory federal and state income tax rate of 42% and the Company's actual effective income tax rate of 43% for the three month periods ended March 31, 1997 and 1996, is primarily attributable to certain goodwill amortization which is not deductible for federal income tax purposes. This effective income tax rate also reflects the impact of the Company's international expansion into countries with higher income tax rates than the United States.



LIQUIDITY AND FINANCIAL CONDITION
---------------------------------

         The Company's cash flow from operating activities reflects lower advances from international customers received than in prior periods. Cash from other aspects of operations partially offset this reduction in cash flow, and a slight increase in borrowings on the Company's revolving credit agreement also provided additional resources to cover peak cash needs during the period.

         Cash flow related to investing activities primarily consists of capital expenditures, as well as working capital infusions to and earnings distributions from unconsolidated joint ventures. Included in the capital expenditures for the period is a cash payment of approximately $7.6 million related to the purchase of property by the Company's German subsidiary, IABG. Also included in investing activities is approximately $1.7 million for payment related to the acquisition of ASD.

         Financing activities consisted primarily of changes in borrowings on the Company's working capital facility and repayment of acquisition debt. In addition, the Company continued to provide a benefit to employees by enabling them to purchase shares of common stock through stock option exercises and an employee stock purchase plan. Financing cash flow for the first quarter of the prior year also included the net proceeds from a public stock offering of $15.3 million completed in March of 1996.

                                       ***

         The foregoing discussion of various factors that may impact 1997 performance contain certain forward looking statements. In addition, the Company or its representatives from time to time may make or have made certain forward looking statements. Those forward looking statements made by the Company or its representatives are qualified in their entirety by reference to the discussion in this press release, other public documents, and the discussion of important factors that could cause the Company's actual results to differ materially from those projected or discussed in those forward looking statements. It is intended that the foregoing constitute meaningful cautionary statements so as to obtain the protections of the safe harbor established for such statements by the Private Securities Litigation Reform Act of 1995.


                                      # # #

                                     PART II




Item 6.   Exhibits and Reports on Form 8-K.
-------   ---------------------------------

         (a)   Exhibits:

         11.   Statement of Computation of Earnings Per Share


         (b)   Reports on Form 8-K:

                  None.

                             BDM INTERNATIONAL, INC.




                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


May 14, 1997                                       BDM INTERNATIONAL, INC.




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

27.      Financial Data Schedule