Form 10-Q
period 1997-06-30
BDM INTERNATIONAL INC /DE
filed 1997-07-25
CIK 870763

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    Form 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                              EXCHANGE ACT OF 1934


 For the quarter                                      Commission File
 ended:   June 30, 1997                               Number:  000-23966


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of the close of business on June 30, 1997, the registrant had outstanding 29,379,211 shares of Common Stock, par value $.01 per share.

                                     PART I


Item 1.  Financial Statements.



                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



BDM International, Inc.:

   Consolidated Balance Sheets as of
            June 30, 1997 (Unaudited) and December 31, 1996...................2

   Consolidated Statements of Operations for the
            Three and Six Months Ended June 30, 1997 and 1996 (Unaudited) ....3

   Condensed Consolidated Statements of Cash Flow for the
            Three and Six Months Ended June 30, 1997 and 1996 (Unaudited) ....4

   Notes to Consolidated Financial Statements (Unaudited) ....................5

                             BDM INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)


                                                            June 30,          December 31,
                                                             1997                1996
                                                       -----------------   ----------------
                                                          (unaudited)

ASSETS

Current assets:
Cash and cash equivalents                              $         40,052     $       79,376
Accounts receivable, net                                        272,889            234,105
Prepaid expenses and other                                        8,909              7,695
                                                       ----------------    ---------------
  Total current assets                                          321,850            321,176

Property and equipment, net                                      58,261             48,519
Intangible assets, net                                           67,831             35,881
Deposits and other                                                6,012              9,586
Equity in and advances to affiliates                              5,714              5,492
                                                       ----------------    ---------------
  Total assets                                         $        459,668     $      420,654
                                                       ================    ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses                  $        151,711     $      164,399
Debt currently payable                                            7,991              3,487
Income taxes payable                                              2,114              5,230
Deferred tax liability                                           12,295             11,155
                                                       ----------------    ---------------
  Total current liabilities                                     174,111            184,271

Deferred tax liability                                            2,444              2,544
Long term debt                                                   58,362             22,813
Severance and other                                              11,021             13,911
Minority interest                                                31,560             29,860
                                                       ----------------    ---------------
  Total liabilities                                             277,498            253,399
                                                       ----------------    ---------------

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.01 par value;
     500,000 shares authorized, none issued                      -                     -
Common  stock,  $.01 par value;  29,379,211
     and  14,414,020  shares  issued and
     outstanding at June 30, 1997 and
     December 31, 1996, respectively                                293                144
Additional paid in capital                                      114,995            103,537
Treasury stock                                                     (526)               -
Retained earnings                                                75,805             64,465
Deferred compensation                                            (3,724)            (1,419)
Cumulative translation adjustment                                (4,673)               528
                                                       ----------------    ---------------
  Total stockholders' equity                                    182,170            167,255
                                                       ----------------    ---------------
  Total liabilities and stockholders' equity           $        459,668     $      420,654
                                                       ================    ===============




        The accompanying notes are an integral part of these consolidated financial statements.

                             BDM INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except earnings per share data)
                                   (unaudited)





                                                   For the three months         For the six months
                                                       ended June 30,             ended June 30,
                                                   --------------------       ---------------------
                                                     1997        1996            1997        1996
                                                     ----        ----            ----        ----

      Revenue                                     $ 272,789   $ 251,854       $ 523,367   $ 476,961
                                                  ---------   ---------       ---------   ---------

      Cost of sales                                 229,184     211,334         437,394     400,226
      Selling, general and administrative            27,635      23,328          51,920      43,769
      Depreciation, amortization and other            5,594       4,536           9,911       8,594
                                                  ---------   ---------       ---------   ---------

            Operating profit                         10,376      12,656          24,142      24,372

      Interest (income) expense, net                    222        (765)           (688)     (1,013)
      Equity in earnings of affiliates                 (455)       (465)           (927)       (916)
      Minority interest                               2,748       2,258           5,919       5,179
                                                  ---------   ---------       ---------   ---------

            Income before income taxes                7,861      11,628          19,838      21,122

      Provision for income taxes                      3,396       4,973           8,498       9,060
                                                  ---------   ---------       ---------   ---------

            Net income                            $   4,465   $   6,655       $  11,340   $  12,062
                                                  =========   =========       =========   =========



      Earnings per common share and
         common share equivalent:
        Net income per share                      $    0.15   $    0.22       $    0.37    $   0.42
                                                  =========   =========       =========    ========

        Weighted average common
          shares and common share
          equivalents outstanding                    30,555      29,816          30,484      28,648
                                                  =========   =========       =========    ========














        The accompanying notes are an integral part of these consolidated financial statements.

                             BDM INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                 For the six months ended June 30, 1997 and 1996
                            (unaudited, in thousands)






                                                                    For the six months ended
                                                                            June 30,
                                                                       1997            1996
                                                                   -----------    -----------
     Cash flow from operating activities:

       Net cash (used in) provided by operating activities         $  (24,012)     $   11,084
                                                                   -----------     ----------

     Cash flow from investing activities:

       Additions to property and equipment                            (19,906)         (8,037)
       Purchase of business, net of cash acquired                     (33,894)         (8,695)
       Distributions from unconsolidated affiliates                       600             990
       Investment in unconsolidated affiliates                              0          (1,358)
                                                                    ---------     -----------

       Net cash used in investing activities                          (53,200)        (17,100)
                                                                   ----------     -----------

     Cash flow from financing activities:

     Net borrowings (repayments) of credit facility                    44,975         (22,950)
       Repayment of acquisition debt                                   (6,249)         (1,954)
       Proceeds from issuance of common stock                           5,782          25,448
       Acquisition of treasury stock                                     (526)            -
                                                                   ----------     -----------

       Net cash provided by (used in) financing activities             43,982          (1,456)
                                                                   ----------     -----------

     Effect of exchange rate changes on cash
       and cash equivalents                                            (6,094)         (2,854)
                                                                   ----------     -----------

     Net decrease in cash and cash equivalents                        (39,324)        (10,326)

     Cash and cash equivalents, beginning of period                    79,376          69,143
                                                                   ----------     -----------

     Cash and cash equivalents, end of period                      $   40,052     $    58,817
                                                                   ==========     ===========







        The accompanying notes are an integral part of these consolidated financial statements.

                             BDM INTERNATIONAL, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)



(1)      General

         The accompanying financial statements of BDM International, Inc. and its subsidiaries (BDM or the Company) as of June 30, 1997 and for interim periods ended June 30, 1997 and 1996, are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The balance sheet data as of December 31, 1996, was derived from the Company's audited financial statements. Certain other information and disclosures included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the above referenced rules and regulations. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest annual report to the Securities and Exchange Commission on Form 10-K.

         The  accompanying   consolidated   financial   statements  reflect  all
adjustments and reclassifications that, in the opinion of management, are necessary for a fair presentation. All such adjustments and reclassifications have been deemed to be of a recurring nature except as described in this report.


(2)      Income Taxes

         The Company uses the estimated annual effective rate method for interim income tax purposes. The difference between the combined statutory federal, state, and foreign income tax rate of 42% and the Company's actual effective income tax rate of 43% for the three and six months ended June 30, 1997 and 1996, is primarily attributable to goodwill amortization which is not deductible for federal income tax purposes, thus resulting in the higher effective tax rate and the impact of the Company's international expansion into countries with higher income tax rates than the United States.


(3)      Earnings Per Share

         Net income per common share is net income divided by the weighted average number of common shares and common share equivalents outstanding during the period. The Company's common share equivalents consist entirely of stock options.

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (FAS
128). FAS 128 simplifies the existing earnings per share (EPS) computations under Accounting Principles Board Opinion No. 15, "Earnings Per Share," revises disclosure requirements, and increases the comparability of EPS data on an international basis. In simplifying the EPS computations, the presentation of primary EPS is replaced with basic EPS, with the principal difference being that common stock equivalents are not considered in computing basic EPS. In addition, FAS 128 requires dual presentation of basic and diluted EPS. FAS 128 is effective for financial statements issued for periods ending after December 15, 1997. Had FAS 128 been effective for the second quarter of 1997, basic EPS would have been $0.15 and $0.39 for the three and six months ended June 30, 1997 and $0.24 and $0.45 for the three and six months ended June 30, 1996. Diluted EPS would have been $0.15 and $0.37 for the three and six months ended June 30, 1997 and $0.22 and $0.42 for the three and six months ended June 30, 1996.

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

(5)      Acquisitions

         On April 30, 1997, the Company acquired Largotim Holdings, Ltd., a worldwide distributor and integrator of enterprise resource planning software and solutions, for approximately $39 million. The transaction has been accounted for as a purchase, resulting in goodwill of approximately $21 million to be amortized over fifteen years. Included in the purchase price is the acquisition of intangible assets of approximately $15 million, which will be amortized over periods ranging from four to fifteen years. The transaction also provides additional consideration to the sellers if certain profitability targets are met by December 31, 1998.

         During 1996, the Company completed several acquisitions. On February 20, 1996, the Company acquired three affiliated companies - CW Systems, Inc., IG Systems, Inc. and Melco Systems, Inc. - for $18.5 million. The acquired companies specialize in providing information technology systems and services to large commercial organizations in various industries, as well as to various state agencies. On November 4, 1996, the Company purchased the operations of RGTI Systems Software, a company specializing in warehouse management solutions for $18.4 million. Effective November 1, 1996, the Company aquired the assets of two related companies, Advances Systems Design, Inc. (ASD) and Software Engineering, Inc. (SEI) for $4.8 million. These companies provide services in state and local government human services systems design and development.

         These acquisitions were accounted for as purchases with aggregate goodwill of approximately $25 million in 1996. The results of their operations are included in the consolidated results of the Company from the dates of acquisition.

(6)      Restructuring

         The Company announced a new alignment of its business operations during the third quarter of 1996. This new organization consists of five strategic business units - Federal Systems, State and Local Systems, Integrated Supply Chain Solutions, BDM Europe and Enterprise Management Services. In addition, the new BDM Technologies will comprise development units focused on promising IT areas. This organizational realignment resulted in a pre-tax restructuring charge of $5.8 million to 1996 third quarter earnings, which included a write-down of $3.1 million of certain assets of GCL, severance costs totaling $1.8 million for approximately 40 employees across several subsidiaries, and the accrual of approximately $0.9 million for certain facility expenses. The write-down at GCL affected primarily goodwill and fixed assets, and was determined based on analyses of future cash flow expected from that area of business after changes in strategic direction resulting from the business realignment. During the fourth quarter of 1996 and the first quarter of 1997, the Company made payments of $452,000 and $448,000, respectively against the restructuring reserve related primarily to severance and lease costs. The Company made no payments against the restructuring reserve during the second quarter of 1997. At June 30, 1997, approximately $591,000 remained in the reserve balance.

                             BDM INTERNATIONAL, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


(7)      Other Matters

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

Item 2.  Managements' Discussion and Analysis

OVERVIEW


         As the Company announced prior to quarter end, several factors affected the results of the second quarter of 1997, resulting in lower than expected revenue and profit. These factors included a delivery delay on a hardware contract, the continued unfavorable impact of foreign exchange rates, and a funding issue on a large state government contract. Revenue for the second quarter of 1997 was $272.8 million, an 8% increase over the second quarter of 1996 (10% excluding exchange rates). Revenue from services, excluding hardware sales, increased 13% for the quarter (15% excluding exchange rates). Net income was $4.5 million for the quarter, down from the prior year largely due to the impact of the state government contract. Earnings per share was $0.15 for the second quarter, reflecting the net income shortfall described above and the two-for-one stock split announced in February of this year.

         For the six months ended June 30, 1997, revenue was $523.4 million, up 10% over the comparable period in 1996 (12% excluding exchange rates). Revenue from services increased 12% for the first half of 1997 (14% excluding exchange rates). Net income was $11.3 million and earnings per share was $0.37 for the six month period. Proposal backlog was approximately $1.4 billion as of June 30, 1997, up from $1.2 billion as of the end of the first quarter of 1997. Contract backlog as of June 30, 1997, was stable at $2.1 billion.



REVENUE

                                          Three  months  ended  June 30,            Six months  ended June 30,
                                         (in  millions,except percentages)       (in millions,except percentages)

                                            1997       %      1996       %        1997       %       1996       %
                                            ----       -      ----       -        ----       -       ----       -
Client Category
US Department of Defense                 $  76.4     28%   $ 103.7      41%     $ 166.0     32%    $ 186.5     39%
International Defense                       75.9     28%      57.6      23%       148.9     28%      116.5     25%
Civil Government                            54.6     20%      55.5      22%        95.1     18%      101.0     21%
Commercial                                  65.9     24%      35.1      14%       113.4     22%       73.0     15%
                                         -------    ----   -------     ----     -------    ----    -------    ----
     Total                               $ 272.8    100%   $ 251.9     100%     $ 523.4    100%    $ 477.0    100%
                                         =======    ====   =======     ====     =======    ====    =======    ====

Strategic Business Unit
Federal Systems                          $ 106.8     39%   $ 127.7      51%     $ 225.6     43%    $ 234.8     49%
Enterprise Management Services              70.8     26%      50.0      20%       127.4     24%       95.7     20%
BDM Europe                                  43.4     16%      48.2      19%        86.8     17%      100.4     21%
Integrated Supply Chain Solutions           24.3      9%       4.7       2%        36.6      7%        8.7      2%
State and Local Systems                     15.2      6%      12.2       4%        25.3      5%       23.0      5%
BDM Technologies                            12.3      4%       9.1       4%        21.7      4%       14.4      3%
                                          ------     ---   -------     ----     -------    ----     ------    ----

     Total                               $ 272.8    100%   $ 251.9     100%     $ 523.4    100%    $ 477.0    100%
                                         =======    ====   =======     ====     =======    ====    =======    ====

Services Provided
Information Technology                   $ 140.0     51%   $ 102.7      41%     $ 262.4     50%    $ 207.3     43%
Technical Services                         110.1     41%     112.9      45%       218.0     42%      212.4     45%
Enterprise Management                       22.7      8%      36.3      14%        43.0      8%       57.3     12%
                                         -------    ----   -------     ----     -------    ----    -------    ----
     Total                               $ 272.8    100%   $ 251.9     100%     $ 523.4    100%    $ 477.0    100%
                                         =======    ====   =======     ====     =======    ====    =======    ====




Revenue by Client Category

         US Department of Defense (DOD): Revenue derived from the US Department of Defense (DOD) decreased 26% and 11% for the three and six months ended June 30, 1997, respectively, compared with the same periods in 1996. The Company experienced a delay in the delivery of a $15 million hardware contract which contributed to the DOD revenue shortfall, as preannounced on June 9, 1997. In addition, there has been a decrease in revenue from indefinite-delivery/indefinite-quantity (ID/IQ) contracts, largely due to a drop in subcontractor revenue. Task orders on these contracts have also been below expectations as Federal agencies determine how to allocate information technology budgets between Year 2000 projects and other critical technology requirements. These reductions were partially offset by increases in a number of other contracts, including systems and services for the National Guard and support for major military programs.

         International Defense: Revenue from international defense business increased 32% and 28% for the three and six months ended June 30, 1997, over the comparable periods in the previous year, due to higher revenue from the Company's contracts in Saudi Arabia. This growth was offset by a reduction of revenue in Germany due to the end of "blanket order agreements" with the German Ministry of Defense (MOD), which were available for a three-year period following the acquisition of IABG in late 1993. Effective January 1, 1997, each task with the MOD requires a new contract, which has proven to be an administratively slower process. Exchange rates, as a result of a stronger US dollar, also had an unfavorable impact on the growth of the Company's European defense activities.

         Civil Government: Revenue from civil government contracts declined 2% and 6% for the three and six month periods ended June 30, 1997, compared to the same periods in 1996. This decline reflected several factors cited in earlier disclosures, including a decline in revenue from environmental restoration and waste management programs for the Department of Energy as a result of continued budget reductions. Lower pass-through contracts from the German government and the decline of the German mark versus the US dollar were also contributing factors. These reductions are partially offset by work performed for various state governments on Year 2000 projects.

         Commercial: The increase of 88% and 55% in commercial revenue for the three and six months ended June 30, 1997, reflects the rapid organic growth of BDM's businesses, as well as acquisitions during 1996 and 1997 of enterprises serving commercial customers. The Company's organic growth is the result of Year 2000 projects with commercial customers, and services in the semiconductor integration, enterprise resource planning and integration, and business process transformation business areas. The international commercial business was impacted by the aforementioned decline in the German mark to US dollar. Excluding the impact of the currency fluctuations, commercial revenue would have nearly doubled (an increase of 95%) in the second quarter of 1997.




         Revenue by Strategic Business Unit


         Federal Systems: Revenue from Federal Systems decreased 16% and 4% for the three and six months ended June 30, 1997, respectively, due to lower activity on ID/IQ contracts and lower hardware sales, as discussed above. In addition, the Company continues to experience lower revenue from programs with the Department of Energy. These reductions were partially offset by increases on a number of other contracts, many of which relate to information technology services and support.

         Integrated Supply Chain Solutions: Revenue from Integrated Supply Chain Solutions quadrupled in the second quarter of 1997 over the previous year period, and tripled for the six month period in 1997 over 1996. This growth reflects an increase in the Company's organic business in the second quarter, as well as revenue from the Largotim and RGTI acquisitions.

         Enterprise Management Services: The Enterprise Management Services business unit derives revenue from technical services as well as enterprise management activities. Revenue from Enterprise Management Services grew 42% and 33% for the three and six months ended June 30, 1997, respectively, as a result of higher revenue in most aspects of its business, including its work in Saudi Arabia and additional Job Corps Center revenue. This growth was partially offset by a reduction resulting from the end of the Company's contract to provide support services at a US Air Force Base.

         BDM Europe: Revenue from BDM Europe declined due to the impact of unfavorable exchange rates, which amounted to $5.3 million for the second quarter and $10.7 million for the six month ended June 30, 1997. BDM Europe experienced modest growth in local currency, largely as a result of nearly 50% growth in the Company's Dutch subsidiary, FACE, which provides systems integration services to European commercial companies. As mentioned above, the Company's German subsidiary has experienced administrative delays with a new contracting process with the German MOD that has slowed the growth at BDM Europe to a certain extent.

         State and Local Systems: Revenue increased 25% and 10% for the three and six months ended June 30, 1997, compared to the same periods in the prior year. The increases were primarily driven by Year 2000 work for various state governments, as well as the impact of the ASD acquisition completed at the end of 1996, and were offset by declines in other areas of state government business. In particular, as was preannounced on June 9, 1997, the Company has experienced difficulties on one of its state contracts. The Company is in discussions with the customer with the goal of restructuring the approach and the contract. Until a resolution is reached, the Company will not recognize revenue for services on this contract. This decision is based on the Company's inability to reach an agreement with the customer on a detailed systems design in a timely manner and the customer's inability to approve time and materials task orders for certain phases of the contract.

         BDM Technologies: Revenue grew 35% for the quarter and 51% for the first six months compared to last year. This business unit comprises several developmental units including the Year 2000 product line, Internet/Intranet Technology, Network Security, and IT Services. Due to the developmental nature of this unit, the quarterly results may be more variable than those of the strategic business units.




         Revenue by Services Provided


                  Starting with the first quarter of 1997, the Company redefined its revenue by service type in an effort to more clearly present the business activities of the Company. The new categories are Information Technology, Technical Services, and Enterprise Management.

         Information Technology : Includes all activities where the principal result of the effort (1) pertains to the requirements, design, implementation, operation, or maintenance of an information system; (2) utilizes one or more information technology products as the principal means of producing results; or (3) relates directly to studies or analysis wherein the dominant aspect is information technology or the application of information technology. Revenue in this area increased 36% and 27% for the three and six months ended June 30, 1997, respectively, compared to the same periods in 1996. This increase was driven by revenue from Year 2000 work with commercial and state customers and higher information technology revenue in the Integrated Supply Chain Solutions and BDM Technologies business units, as well as revenue from companies acquired in 1997 and 1996.

         Technical Services : Includes a broad range of scientific, engineering, technical assistance, and consulting services that are not encompassed in the information technology category described above. Technical Services revenue was relatively flat for the second quarter of 1997. Growth in a number of contracts, particularly the expansion of work in Saudi Arabia and technical support for a variety of military programs was offset by lower hardware revenue for defense clients and lower services revenue from the German MOD (in part due to the weak German mark).

         Enterprise Management: Represents business in which the Company manages and operates research and development centers and other facilities on behalf of its customers. An increase in the Company's Job Corps Center business was offset by a decline due to the completion of a support contract at a US Air Force Base. In addition, the program for the National Institute of Petroleum Research changed at the end of 1996 when a portion of the management and operations contract was converted to a separate contract to perform research and technical services. This portion of revenue is now classified as Technical Services.

RESULTS OF OPERATIONS

The following table sets forth selected financial data, expressed as a percentage of revenue:


                                           Three Months Ended June 30,     Six Months Ended June 30,

                                               1997            1996            1997           1996
                                               ----            ----            ----           ----

Revenue                                       100.0%         100.0%           100.0%          100.0%

Cost of sales                                  84.0           83.9             83.6            83.9
Selling, general, and administrative           10.1            9.3              9.9             9.2
Depreciation, amortization, and other           2.1            1.8              1.9             1.8
                                            -------        -------         --------       ---------

     Operating profit                           3.8            5.0              4.6             5.1

Interest expense (income), net                  0.1           (0.3)            (0.1)           (0.2)
Equity in earnings of affiliates               (0.2)          (0.2)            (0.2)           (0.2)
Minority interest                               1.0            0.9              1.1             1.1
                                            -------        -------         --------       ---------

     Income before taxes                        2.9            4.6              3.8             4.4

Provision for income taxes                      1.2            2.0              1.6             1.9
                                            -------        -------         --------       ---------

     Net income                                 1.6%           2.6%             2.2%            2.5%
                                            ========       ========        =========      ==========




COST OF SALES

         Cost of sales, which includes salaries, benefits, subcontractor expenses, materials and overhead costs, remained relatively flat as a percentage of revenue in the three months ended June 30, 1997, compared to the three months ended June 30, 1996. Cost of sales as a percentage of revenue decreased slightly for the six months ended June 30, 1997, compared to the same period in 1996, due to a lower level of hardware pass-throughs. These pass-throughs represent the procurement of computer hardware and other equipment on behalf of customers, and often tend to yield lower profit margins than revenue from services.


SELLING, GENERAL AND ADMINISTRATION

         Selling, general, and administrative (SG&A) expense, which includes the Company's research and development costs (R&D), increased as a percentage of revenue for the three and six months ended June 30, 1997, compared to the same periods in the previous year. This increase was largely due to investments made for recruiting, marketing, and research and development, primarily related to software development and enhancements. These investments were focused on the Company's Year 2000 efforts and integrated supply chain activities. The increase also includes the SG&A of several commercial companies acquired during 1997 and 1996, which have higher SG&A consistent with typical commercial operations.

DEPRECIATION, AMORTIZATION, AND OTHER

         Depreciation, amortization, and other costs increased in the second quarter of 1997, compared to the second quarter of 1996. The depreciation component increased, reflecting depreciation expense of acquired businesses and an increase from the implementation of a new financial and management information system in the fourth quarter of 1996 at Federal Systems. These increases were partially offset by the impact of the German mark to US dollar exchange rate on depreciation related to fixed assets in Germany. Amortization expense increased for the three and six months ended June 30, 1997, compared to the same periods in the prior year, reflecting amortization of goodwill and other intangible assets associated with acquisitions completed during 1996 and 1997.

INTEREST EXPENSE (INCOME), NET

         The Company reported net interest expense of $0.2 million for the second quarter of 1997, and net interest income of $0.7 million for the six months ended June 30, 1997. This is compared to net interest income of $0.8 million and $1.0 million for the comparable periods in 1996, respectively. This change reflects interest costs on acquisitions completed during 1996 and 1997, as well as lower advances from customers in Germany that reduced interest earned on cash balances.

EQUITY IN EARNINGS OF AFFILIATES

         Equity in earnings of affiliates represents the Company's share of earnings from unconsolidated joint ventures. These amounts have remained stable compared to the prior year period.

MINORITY INTEREST

         The minority interest share of earnings increased somewhat during the second quarter of 1997 compared to the same period in the previous year. This increase reflects improved profitability of joint ventures in the Middle East.

PROVISION FOR INCOME TAXES

         The difference between the combined statutory federal, state, and foreign income tax rate of 42% and the Company's actual effective income tax rate of 43% is primarily attributable to certain goodwill amortization that is not deductible for federal income tax purposes. This effective income tax rate also reflects the impact of the Company's international expansion into countries with higher income tax rates than the United States.



LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash flow from operating activities reflects an increase in days sales outstanding, and lower advances from international customers received than in prior periods. Cash from other aspects of operations partially offset this reduction in cash flow, and a slight increase in borrowings on the Company's revolving credit agreement also provided additional resources to cover peak cash needs during the period.

         Cash flow related to investing activities included cash paid to acquire businesses, including $32.1 million paid for Largotim and $1.8 million for ASD. Capital expenditures of $19.9 million included a cash payment of approximately $7.6 million made in the first quarter of 1997 related to the purchase of property by the Company's German subsidiary, IABG.

         Financing activities consisted primarily of changes in borrowings on the Company's working capital facility for the acquisition of Largotim and repayment of other acquisition debt. In addition, the Company continued to provide a benefit to employees by enabling them to purchase shares of common stock through stock option exercises and an employee stock purchase plan. Financing cash flow for the first quarter of the prior year also included the net proceeds from a public stock offering of $15.3 million completed in March of 1996.




                                       ***

         The foregoing discussion of various factors that may impact 1997 performance contain certain forward looking statements. In addition, the Company or its representatives from time to time may make or have made certain forward looking statements. Those forward looking statements made by the Company or its representatives are qualified in their entirety by reference to the discussion in this document and other public documents, and the discussion of important factors that could cause the Company's actual results to differ materially from those projected or discussed in those forward looking statements. It is intended that the foregoing constitute meaningful cautionary statements so as to obtain the protections of the safe harbor established for such statements by the Private Securities Litigation Reform Act of 1995.


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


July 25, 1997                              BDM INTERNATIONAL, INC.




                                            C. Thomas Faulders, III
                                            -------------------------------
                                            C. Thomas Faulders, III
                                            Executive Vice President, Treasurer
                                            and Chief Financial Officer

                            BDM INTERNATIONAL, INC.



                                INDEX TO EXHIBITS


Exhibit No.


11.      Statement of Computation of Earnings Per Share

27.      Financial Data Schedule