Form 10-Q
period 1997-09-30
BDM INTERNATIONAL INC /DE
filed 1997-11-14
CIK 870763

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    Form 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                              EXCHANGE ACT OF 1934


    For the quarter                             Commission File
    ended:   September 30, 1997                 Number:  000-23966


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

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

 As of the close of business on October 31, 1997, the registrant had outstanding 29,711,492 shares of Common Stock, par value $.01 per share.

                                     PART I


Item 1.  Financial Statements.



                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



BDM International, Inc.:

    Consolidated Balance Sheets as of
        September 30, 1997 (Unaudited) and December 31, 1996..................2

    Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 1997 and 1996 (Unaudited) ..3

    Condensed Consolidated Statements of Cash Flow for the
        Nine Months Ended September 30, 1997 and 1996 (Unaudited) ............4

    Notes to Consolidated Financial Statements (Unaudited) ...................5

                             BDM INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)


                                                                          September 30,        December 31,
                                                                               1997               1996
                                                                        -----------------  -----------------
                                                                           (unaudited)

ASSETS
Current assets:
Cash and cash equivalents                                               $         51,212    $        79,376
Accounts receivable, net                                                         282,558            234,105
Prepaid expenses and other                                                        24,191              7,695
                                                                        -----------------  -----------------
  Total current assets                                                           357,961            321,176

Property and equipment, net                                                       59,616             48,519
Intangible assets, net                                                            65,435             35,881
Deposits and other                                                                 7,728              9,586
Equity in and advances to affiliates                                               6,414              5,492
                                                                        -----------------  -----------------
  Total assets                                                          $        497,154    $       420,654
                                                                        =================  =================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses                                   $        156,160    $       164,399
Debt currently payable                                                             7,987              3,487
Income taxes payable                                                               5,231              5,230
Deferred tax liability                                                            21,313             11,155
                                                                        -----------------  -----------------
  Total current liabilities                                                      190,691            184,271

Deferred tax liability                                                             1,674              2,544
Long term debt                                                                    81,033             22,813
Severance and other                                                               10,676             13,911
Minority interest                                                                 30,285             29,860
                                                                        -----------------  -----------------
  Total liabilities                                                              314,359            253,399
                                                                        -----------------  -----------------

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.01 par value;                                                     -                  -
  500,000 shares authorized, none issued
Common  stock,  $.01 par value;  29,614,947  and  14,414,020 shares  issued and outstanding at September 30, 1997 and
  December 31, 1996, respectively                                                    296                144
Additional paid in capital                                                       117,627            103,537
Treasury stock                                                                      (526)               -
Retained earnings                                                                 73,605             64,465
Deferred compensation                                                             (3,463)            (1,419)
Cumulative translation adjustment                                                 (4,744)               528
                                                                        -----------------  -----------------
  Total stockholders' equity                                                     182,795            167,255
                                                                        -----------------  -----------------
  Total liabilities and stockholders' equity                            $        497,154    $       420,654
                                                                        =================  =================




        The accompanying notes are an integral part of these consolidated financial statements.

                             BDM INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except earnings per share data)
                                   (unaudited)



                                                          For the three months                 For the nine months
                                                           ended September 30,                  ended September 30,
                                                          --------------------                 --------------------
                                                          1997              1996               1997              1996
                                                          ----              ----               ----              ----

      Revenue                                      $      294,949    $      246,766      $    818,316       $    723,727
                                                   --------------    --------------      -------------      ------------

      Cost of sales                                       262,925           205,133            700,319           605,359
      Selling, general and administrative                  27,365            23,454             79,285            67,223
      Depreciation, amortization and other                  5,593             4,474             15,503            13,068
      Provision for restructuring                             -               5,760                -               5,760
                                                   --------------    --------------      -------------      ------------

            Operating profit (loss)                          (934)            7,945             23,209            32,317


      Interest (income) expense, net                          658              (452)               (30)           (1,465)
      Equity in earnings of affiliates                       (303)             (374)            (1,230)           (1,290)
      Minority interest                                     2,342             1,818              8,261             6,997
                                                   --------------    --------------      -------------      ------------

            Income (loss) before income taxes              (3,631)            6,953             16,208            28,075

      Provision (benefit) for income taxes                 (1,431)            3,053              7,068            12,114
                                                   --------------    --------------      -------------      ------------


            Net income (loss)                      $       (2,200)   $        3,900     $        9,140     $      15,961
                                                   ==============    ==============     ==============     =============


      Earnings (loss) per common share
           and common share equivalent:
        Net income (loss) per share                $        (0.07)  $          0.13     $         0.30     $        0.55
                                                   ==============   ===============     ==============     =============


         Weighted average common
           shares and common share
           equivalents outstanding                         29,485            30,192             30,613            28,990
                                                  ===============   ===============     ==============     =============











        The accompanying notes are an integral part of these consolidated financial statements.

                             BDM INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
              For the nine months ended September 30, 1997 and 1996
                            (unaudited, in thousands)




                                                                                     For the nine months ended
                                                                                           September 30,
                                                                                       1997          1996
                                                                                    ----------    ----------
     Cash flow from operating activities:

       Net cash (used in) provided by operating activities                          $  (29,625)   $   27,569
                                                                                    ----------    ----------

     Cash flow from investing activities:

       Additions to property and equipment                                             (25,962)      (12,218)
       Purchase of business, net of cash acquired                                      (33,894)       (8,695)
       Distributions from unconsolidated affiliates                                        600         1,886
       Investment in unconsolidated affiliates                                            (750)       (2,358)
                                                                                    ----------    ----------
       Net cash used in investing activities                                           (60,006)      (21,385)
                                                                                    ----------    ----------

     Cash flow from financing activities:

       Net borrowings (repayments) of credit facility                                   68,804       (26,203)
       Repayment of debt                                                                (7,382)       (1,954)
       Proceeds from issuance of common stock                                            8,138        28,363
       Payment of dividend                                                              (2,162)       (2,013)
       Acquisition of treasury stock                                                      (526)          -
                                                                                    ----------    ----------
       Net cash provided by (used in) financing activities                              66,872        (1,807)
                                                                                    ----------    ----------

     Effect of exchange rate changes on cash
       and cash equivalents                                                             (5,405)       (2,280)
                                                                                    -----------   -----------

     Net (decrease) increase in cash and cash equivalents                              (28,164)        2,097

     Cash and cash equivalents, beginning of period                                     79,376        69,143
                                                                                    ----------     ---------

     Cash and cash equivalents, end of period                                       $   51,212     $  71,240
                                                                                    ==========     =========






        The accompanying notes are an integral part of these consolidated financial statements.

                             BDM INTERNATIONAL, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)



(1)      General
         -------

         The accompanying financial statements of BDM International, Inc. and its subsidiaries (BDM or the Company) as of September 30, 1997 and for interim periods ended September 30, 1997 and 1996, are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The balance sheet data as of December 31, 1996, was derived from the Company's audited financial statements. Certain other information and disclosures included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the above referenced rules and regulations. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest annual report to the Securities and Exchange Commission on Form 10-K.

         The  accompanying   consolidated   financial   statements  reflect  all
adjustments and reclassifications that, in the opinion of management, are necessary for a fair presentation. All such adjustments and reclassifications have been deemed to be of a recurring nature except as described in this report.


(2)      Income Taxes
         ------------

         The Company uses the estimated annual effective rate method for interim income tax purposes. The difference between the combined statutory federal, state, and foreign income tax rate of 42% and the Company's actual effective income tax rate for the three and nine months ended September 30, 1997 and 1996, is primarily attributable to goodwill amortization which is not deductible for federal income tax purposes.


(3)      Earnings Per Share
         ------------------

         Net income per common share is net income divided by the weighted average number of common shares and common share equivalents outstanding during the period. The Company's common share equivalents consist entirely of stock options. For the three months ended September 30, 1997, common share equivalents were excluded from the computation of weighted average shares because they were anti-dilutive.

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (FAS
128). FAS 128 simplifies the existing earnings per share (EPS) computations under Accounting Principles Board Opinion No. 15, "Earnings Per Share," revises disclosure requirements, and increases the comparability of EPS data on an international basis. In simplifying the EPS computations, the presentation of primary EPS is replaced with basic EPS, with the principal difference being that common stock equivalents are not considered in computing basic EPS. In addition, FAS 128 requires dual presentation of basic and diluted EPS. FAS 128 is effective for financial statements issued for periods ending after December 15, 1997. Had FAS 128 been effective for the third quarter of 1997, basic EPS would have been $(0.07) and $0.31 for the three and nine months ended September 30, 1997 and $0.14 and $0.59 for the three and nine months ended September 30, 1996. Diluted EPS would have been $(0.07) and $0.30 for the three and nine months ended September 30, 1997 and $0.13 and $0.55 for the three and nine months ended September 30, 1996.

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

(5)      Acquisitions
         ------------

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

(6)      Restructuring
         -------------

         The Company announced a new alignment of its business operations during the third quarter of 1996. This new organization consists of five strategic business units - Federal Systems, State and Local Systems, Integrated Supply Chain Solutions, BDM Europe and Enterprise Management Services. In addition, the new BDM Technologies will comprise development units focused on promising IT areas. This organizational realignment resulted in a pre-tax restructuring charge of $5.8 million to 1996 third quarter earnings, which included a write-down of $3.1 million of certain assets of Geoscience Consultants, Ltd.
(GCL), severance costs totaling $1.8 million for approximately 40 employees across several subsidiaries, and the accrual of approximately $0.9 million for certain facility expenses. The write-down at GCL affected primarily goodwill and fixed assets, and was determined based on analyses of future cash flow expected from that area of business after changes in strategic direction resulting from the business realignment. During the fourth quarter of 1996 and the first nine months of 1997, the Company made payments of $452,000 and $1.0 million, respectively, against the restructuring reserve related primarily to severance and lease costs. At September 30, 1997, there was no balance remaining in the restructuring reserve.

                             BDM INTERNATIONAL, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


(7)      Subsequent Event - Resolution of State Government Contract
         ----------------------------------------------------------

         On October 31, 1997, the Company and a certain state government customer agreed on a resolution that ended the program performance. The consolidated financial statements as of and for the three months ended September 30, 1997, have been adjusted to reflect the results of this subsequent event. The Company recorded a pre-tax charge of $14.7 million ($0.28 per share) to third quarter earnings representing costs associated with an uncollected receivable on the state government contract, as well as miscellaneous project, consultant, and personnel costs.

(8)      Other Matters
         -------------

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

Item 2.  Managements' Discussion and Analysis
-------  ------------------------------------


OVERVIEW
--------

         A significant revenue increase of 20% was posted for the third quarter of 1997 compared to the same period in 1996. This was accomplished despite the unfavorable effects from the impact of exchange rates which would have produced a 23% increase and a certain state government contract in which $2.4 million of revenue was not recognized for the quarter. Net loss of $2.2 million and loss per share of $0.07 for the quarter were also affected by the state government contract and the unfavorable exchange rates. As was announced on November 3, 1997, the Company and a certain state government customer agreed on a resolution which ended the program performance. In connection with this resolution, the Company took a pre-tax charge of $14.7 million ($0.28 per share) to third quarter earnings representing costs associated with an uncollected receivable on the contract, as well as miscellaneous project, consultant, and personnel costs.

         For the nine months ended September 30, 1997, revenue was $818 million, up 13% over the comparable period in 1996 (16% excluding exchange rates). Net income was $9.1 million and earnings per share was $0.30 for the nine month period. Contract backlog as of September 30, 1997, increased to $2.4 billion, largely due to significant awards in the past three months. As proposals were converted to awards, the proposal backlog declined to approximately $1.1 billion as of September 30, 1997, down from $1.4 billion as of the end of the second quarter of 1997.


REVENUE
-------

                                          Three months ended  September 30,     Nine months ended September 30,
                                          (in millions, except percentages)    (in millions, except percentages)

                                            1997      %       1996      %         1997      %        1996       %
                                            ----      -       ----      -         ----      -        ----       -
Strategic Business Unit
-----------------------
Federal Systems                           $116.8     39%    $118.7     48%      $342.5     42%     $353.4     49%
Enterprise Management Services              84.8     29%      50.0     20%       212.2     26%      145.7     20%
BDM Europe                                  40.5     14%      49.7     20%       127.3     16%      150.1     21%
Integrated Supply Chain Solutions           25.0      8%       7.5      3%        61.6      7%       17.6      2%
State and Local Systems                     13.8      5%      10.9      5%        39.0      5%       32.5      5%
BDM Technologies                            14.0      5%      10.0      4%        35.7      4%       24.4      3%
                                          ------    ---     ------    ---       ------    ---      ------    ---
     Total                                $294.9    100%    $246.8    100%      $818.3    100%     $723.7    100%
                                          ======    ===     ======    ===       ======    ===      ======    ===

Client Category
---------------
US Department of Defense                  $ 85.4     29%    $ 91.9     37%      $251.4     31%     $278.3     38%
International Defense                       90.5     30%      61.2     25%       239.3     29%      177.6     26%
Civil Government                            48.7     17%      53.8     22%       143.9     18%      154.8     20%
Commercial                                  70.3     24%      39.9     16%       183.7     22%      113.0     16%
                                          ------    ---     ------    ---       ------    ---      ------    ---
     Total                                $294.9    100%    $246.8    100%      $818.3    100%     $723.7    100%
                                          ======    ===     ======    ===       ======    ===      ======    ===

Services Provided
-----------------
Information Technology                     139.7     47%    $104.3     42%       402.0     49%     $311.5     43%
Technical Services                         132.5     45%     108.1     44%       350.6     43%      320.5     44%
Enterprise Management                       22.7      8%      34.4     14%        65.7      8%       91.7     13%
                                          ------    ---     ------    ---       ------    ---     -------    ---
     Total                                $294.9    100%    $246.8    100%      $818.3    100%     $723.7    100%
                                          ======    ===     ======    ===       ======    ===     =======    ===



Revenue by Strategic Business Unit
----------------------------------
         Federal Systems: Revenue from Federal Systems decreased 2% and 3% for the three and nine months ended September 30, 1997, respectively, compared with the same periods in 1996. The Company experienced a decrease in revenue from indefinite-delivery/indefinite-quantity (ID/IQ) contracts. Task orders on these contracts have been below expectations as Federal agencies determine how to allocate information technology budgets between Year 2000 projects and other critical technology requirements. In particular, the amount of revenue contribution from subcontractors was below expectations. These reductions were partially offset by increases on a number of other contracts relating to information technology services and support as well as the delivery of a hardware pass-through which slipped from the second to the third quarter of 1997.

         Enterprise Management Services: Revenue from Enterprise Management Services grew 70% and 46% for the three and nine months ended September 30, 1997, respectively, compared to similar periods last year. This is a result of higher revenue in most aspects of its business, including its technical services and training work in Saudi Arabia with increased levels of directed purchases during the quarter and the operations of Job Corps Centers. This growth was partially offset by a reduction resulting from the end of the Company's contract to provide support services at a US Air Force Base. Revenue from the Bradley Fighting Vehicle contract will be down temporarily in the fourth quarter due to funding shortfalls. It is expected that an amendment providing additional funding will be signed during the fourth quarter.

         BDM Europe: Revenue from BDM Europe declined largely due to the impact of unfavorable exchange rates, which amounted to $8.4 million for the third quarter and $19.5 million for the nine months ended September 30, 1997. Lower pass-through contracts from the German government were also a contributing factor.

         Integrated Supply Chain Solutions: Revenue from Integrated Supply Chain Solutions doubled in the third quarter of 1997 over the prior year period, and nearly tripled for the nine month period in 1997 over 1996. This growth reflects a rapid increase in the Company's organic business in the third quarter, as well as revenue from the Largotim and RGTI acquisitions. Growth in organic business is derived from new contract awards in enterprise resource planning (ERP), business transformation services and solutions, manufacturing control systems integration, and warehouse management systems.

         State and Local Systems: Revenue increased 27% and 20% for the three and nine months ended September 30, 1997, compared to the same periods in the prior year. The increases were primarily driven by Year 2000 work for various state governments, as well as the impact of the ASD acquisition completed at the end of 1996. These increases were partially offset by declines in other areas of state government business. In particular, as was previously disclosed, the Company has experienced difficulties on one of its state contracts and did not recognize revenue for services on this contract. As mentioned above, a resolution was agreed subsequent to quarter-end which resulted in a charge to earnings recognized in the third quarter.

         BDM Technologies: Revenue grew 40% for the quarter and 46% for the nine months of 1997, compared to last year. This business unit comprises several developmental units including the Company's Year 2000 solution offerings, Internet/Intranet Technology, Network Security, and IT Services. In particular, the rapid organic growth of the Year 2000 projects created the expansion in BDM Technologies. Due to the developmental nature of this unit, the quarterly results may be more variable than those of the strategic business units.


Revenue by Client Category
--------------------------
         US Department of Defense (DOD): Revenue derived from the US Department of Defense (DOD) decreased 7% and 10% for the three and nine months ended September 30, 1997, respectively, compared with the same periods in 1996. The decline in revenue is due to lower activity on ID/IQ contracts as described above. These reductions were partially offset by increases in a number of other contracts, including systems and services for the National Guard and support for major military programs such as ballistic missile defense.

         International Defense: Revenue from international defense business increased 48% and 35% for the three and nine months ended September 30, 1997, over the comparable periods in the previous year, due to higher revenue from the Company's contracts in Saudi Arabia. This growth was somewhat offset by the unfavorable impact of changes in exchange rates, as the US dollar continued to grow stronger compared to the German mark.

         Civil Government: Revenue from civil government contracts declined 9% and 7% for the three and nine month periods ended September 30, 1997, compared to the same periods in 1996. This decline reflected several factors cited in earlier disclosures, including a decline in revenue from environmental restoration and waste management programs for the Department of Energy as a result of continued budget reductions, and the effect of difficulties encountered on a certain state government contract. Lower pass-through contracts from the German government and the decline of the German mark versus the US dollar were also contributing factors. These reductions were partially offset by work performed for various state governments on Year 2000 projects and an increase in revenue from the Company's Job Corps Center contracts.

         Commercial: The increase of 76% and 63% in commercial revenue for the three and nine months ended September 30, 1997, reflects the rapid organic growth of BDM's commercial business, as well as acquisitions during 1996 and 1997 of enterprises serving commercial customers. The Company's organic growth is the result of both Year 2000 projects and Integrated Supply Chain Solutions business. International commercial business was impacted by the aforementioned decline in the German mark to the US dollar. Excluding the impact of currency fluctuations, commercial revenue would have increased 86% in the third quarter of 1997.


Revenue by Services Provided
----------------------------
         Information Technology: Includes all activities where the principal result of the effort (1) pertains to the requirements, design, implementation, operation, or maintenance of an information system; (2) utilizes one or more information technology products as the principal means of producing results; or (3) relates directly to studies or analysis wherein the dominant aspect is information technology or the application of information technology. Revenue in this area increased 34% and 29% for the three and nine months ended September 30, 1997, respectively, compared to the same periods in 1996. This increase was driven by higher information technology revenue in the Integrated Supply Chain Solutions and BDM Technologies business units, as well as Year 2000 work with commercial and state customers and revenue from companies acquired in 1997 and 1996.

         Technical Services: Includes a broad range of scientific, engineering, technical assistance, and consulting services that are not encompassed in the information technology category described above. Technical Services revenue grew 23% in the third quarter and 9% for the nine months of 1997, reflecting growth in a number of contracts for a variety of military programs. These increases were partially offset by lower services revenue from the German Ministry of Defense (in part due to the strong US dollar).

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


RESULTS OF OPERATIONS
---------------------
The following table sets forth selected financial data, expressed as a percentage of revenue:

                                                Three Months Ended                       Nine Months Ended
                                                   September 30,                            September 30,
                                               1997           1996                      1997             1996
                                               ----           ----                      ----             ----

Revenue                                       100.0%         100.0%                    100.0%           100.0%

Cost of sales                                  89.1           83.1                      85.6             83.6
Selling,   general,  and  administrative        9.3            9.5                       9.7              9.3
Depreciation, amortization, and other           1.9            1.8                       1.9              1.8
Provision for restructuring                      -             2.4                        -               0.8
                                              -----          -----                     -----            -----

     Operating profit (loss)                   (0.3)           3.2                       2.8              4.5

Interest expense (income), net                  0.2           (0.2)                      0.0             (0.2)
Equity in earnings of affiliates               (0.1)          (0.1)                     (0.2)            (0.2)
Minority interest                               0.8            0.7                       1.0              1.0
                                              -----          -----                     -----            -----

     Income (loss) before taxes                (1.2)           2.8                       2.0              3.9

Provision (benefit) for income taxes           (0.5)           1.2                       0.9              1.7
                                              -----          -----                     -----            -----

     Net income (loss)                         (0.7)%          1.6%                      1.1%             2.2%
                                              =====          =====                     =====            =====


COST OF SALES
-------------
         Cost of sales, which includes salaries, benefits, subcontractor expenses, materials and overhead costs, increased as a percentage of revenue in the three and nine months ended September 30, 1997, compared to the same periods in 1996, due to a charge of $14.7 million related to the aforementioned state contract. In addition, there is a higher level of hardware pass-throughs and other directed purchases. These pass-throughs represent the procurement of computer hardware and other equipment on behalf of customers, and often tend to yield lower profit margins than revenue from services.

SELLING, GENERAL, AND ADMINISTRATIVE
------------------------------------
         Selling, general, and administrative (SG&A) expense, which includes the Company's research and development costs (R&D), decreased as a percentage of revenue for the three months ended September 30, 1997, compared to the third quarter of 1996. This decrease was due mainly to the impact of a higher level of hardware pass-throughs and other directed purchases in the third quarter of 1997, compared to the same period in 1996. These hardware sales had less of an impact on the nine-month period, in which the investments made for recruiting, marketing, and research and development, primarily related to software development and enhancements, are reflected in a higher cost of sales percentage. These investments were focused on the Company's Year 2000 efforts and Integrated Supply Chain activities. The increase also includes the SG&A of several commercial companies acquired during 1997 and 1996, which have higher SG&A consistent with typical commercial operations.

DEPRECIATION, AMORTIZATION, AND OTHER
-------------------------------------
         Depreciation, amortization, and other costs increased in the third quarter and the nine months of 1997, compared to the same periods in 1996. The increased depreciation component reflected depreciation expense of acquired businesses and an increase from the implementation of a new financial and management information system in the fourth quarter of 1996 at Federal Systems. These increases were offset by the impact of the German mark to US dollar exchange rate on depreciation related to fixed assets in Germany. Amortization expense increased for the three and nine months ended September 30, 1997, compared to the same periods in the prior year, reflecting amortization of goodwill and other intangible assets associated with acquisitions completed during 1996 and 1997.

INTEREST EXPENSE (INCOME), NET
------------------------------
         The Company reported net interest expense of $.7 million for the third quarter of 1997, and net interest income of $30,000 for the nine months ended September 30, 1997. This is compared to net interest income of $.5 million and $1.5 million for the comparable periods in 1996, respectively. This change reflects interest costs on acquisitions completed during 1996 and 1997, as well as lower advances from customers in Germany that reduced interest earned on cash balances.

EQUITY IN EARNINGS OF AFFILIATES
--------------------------------
         Equity in earnings of affiliates represents the Company's share of earnings from unconsolidated joint ventures. These amounts have remained relatively stable compared to the prior year period.

MINORITY INTEREST
-----------------
         The minority interest share of earnings increased during the third quarter of 1997, compared to the same period in the previous year. This increase reflects the improved profitability of IABG and the joint ventures in the Middle East.

PROVISION FOR INCOME TAXES
--------------------------
         The difference between the combined statutory federal, state, and foreign income tax rate of 42% and the Company's actual effective income tax rate is primarily attributable to certain goodwill amortization that is not deductible for federal income tax purposes.

LIQUIDITY  AND CAPITAL  RESOURCES
-------------------------------
         The Company's cash flow from operating activities reflects an increase in days sales outstanding, and lower advances from international customers than in prior periods. A high level of hardware pass-throughs and other directed purchases late in the third quarter of 1997 was a significant driver of the increase in days sales outstanding. Cash from other aspects of operations partially offset this reduction in cash flow, and a slight increase in borrowings on the Company's revolving credit agreement also provided additional resources to cover peak cash needs during the period.

         Cash flow related to investing activities included cash paid to acquire businesses, including $32.1 million paid for Largotim and $1.8 million for ASD. Capital expenditures of $26 million included a cash payment of approximately $7.6 million made in the first quarter of 1997 related to the purchase of property by the Company's German subsidiary, IABG. IABG also made a dividend payment in the third quarter of 1997, $2.2 million of which was paid to minority owners.

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


November 14, 1997                        BDM INTERNATIONAL, INC.




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